Form 10QSB
period 1999-09-30
CYBERFAST SYSTEMS INC
filed 1999-12-30
CIK 1093838

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number _________

                             CYBERFAST SYSTEMS, INC..
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                FLORIDA                                13-539-8600
-----------------------------------------   -----------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

                           777 YAMATO ROAD, SUITE 116
                             BOCA RATON, FL. 33431
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (561)995-6255
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                 Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding
                                                      as of September 30, 1999
                                                          ----------------
                  CLASS
                  -----
           Class A Common Stock                               1,435,450
           Class B Common Stock                               4,540,050
                                                              ---------

         Transitional small business disclosure format:

                                 Yes [ ] No [X]

                             CYBERFAST SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.    FINANCIAL INFORMATION

           ITEM 1.    Consolidated Balance Sheets as of Stptember 30, 1999 and
           -------    December 31, 1998

                      Consolidated Statements of Operations for the nine months ended
                      September 30, 1999 and September 30, 1998

                      Notes to Consolidated Financial Statements

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           -------    Results of Operations for the nine months ended September 30, 1999

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings
           -------

           ITEM 6.    Exhibits and Reports on Form 8-K
           -------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            CYBERFAST SYSTEMS, INC.
               CONSOLIDATED BALANCE SHEETS SEPTEMBER 30, 1999 WITH
                    COMPARATIVE FIGURES FOR DECEMBER 31, 1998

                                    UNAUDITED

                                  ASSETS                                               1999             1998
                                  ------                                               ----             ----
Current assets:
   Cash and Equivalents                                                           $   (21,909)     $   538,087
   Accounts Receivable
   Prepaid Expenses
   Investment
                                                                                  ----------------------------
     Total Current Assets                                                             (21,909)         538,097

Equipment                                                                             442,581          135,187
   Less: Accumulated Depreciation                                                      31,436
                                                                                  ----------------------------
   Net                                                                                411,145          135,187

Other
                                                                                  ----------------------------
                                                                                      389,236          673,274
                                                                                  ============================

LIABILITIES AND SHAREHOLDER'S EQUITY
------------------------------------
Current Liabilities

   Accounts Payable                                                                   199,821          196,794
   Income Tax Payable                                                                 245,000
   Customer Deposits                                                                   65,530           65,530
                                                                                  ----------------------------
                                                                                      265,351          507,324

Shareholder Loan                                                                    1,006,968

Shareholders's Equity

   Common Stock $0.01 par value, 45,000,000 authorized,                                59,755           58,200
     5,975,500 and 5,820,000 issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively
   Additional Pain-in Capital                                                         660,071
   Retained Earnings (Deficit)                                                     (1,602,909)         107,750
                                                                                  ------------
      Total Stockholder's Equity (Deficit)                                           (883,083)         165,950

                                                                                      389,236          673,274
                                                                                  ============================


                            CYBERFAST SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

                                              NINE MONTHS ENDED SEPT. 30
                                             ----------------------------
                                                 1999           1998
                                                 ----           ----

Revenues                                       435,739       8,009,555

Expenses
   Carriers                                    276,807       1,275,195
   System Maintenance                          163,794       1,828,654
   General and Administrative                  658,219       1,625,561
   Depreciation                                 31,436         267,108
   Termination Costs                                           635,615
                                             ----------------------------
     Total Expenses                          1,130,256       5,632,133

                                             ----------------------------
     Income (loss) from Operations            (694,517)      2,377,422
       and before Income Tax (benefits)

Other                                                           13,287
                                             ----------------------------
     Net Income (loss)                        (694,517)      2,364,135

                            CYBERFAST SYSTEMS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                    UNAUDITED

                                                     NINE MONTHS ENDED SEPT. 30
                                                    ----------------------------
                                                        1999           1998
                                                        ----           ----
Cash Flows from Operating Activities:

  Net income (loss)                                  $(694,517)    $ 2,919,196
  Adjustments to reconcile net income to net
   cash provided (used by) performing activities:
    Depreciation                                        31,436         257,108
    (Increase) decrease in Carrier Deposits                             20,000
    Increase (decrease) in Billing Deposits                           (210,000)
    Increase (decrease) in Accounts Payable               (911)       (204,934)
                                                    ----------------------------


     Total adjustments                                  30,525        (137,826)

     Net cash provided (used) by operating activities (663,992)      2,781,370
                                                    ----------------------------

Cash flows from investing activities:

  Purchase of property and equipment                  (304,368)         (9,800)
  (Increase) decrease in shareholder loan receivable   936,468         125,500
  (Increase) decrease in property and notes held
   for sale                                                             36,292
                                                    ----------------------------

      Net cash provided (used) by
       investing activities                            632,100         151,992
                                                    ----------------------------

Cash flows from financing activities

  Expenditures for public entity                                       (66,000)
  Distributions to shareholders                                     (2,880,675)
                                                    ----------------------------

      Net cash provided (used) by
       financing activities                                         (2,946,675)
                                                    ----------------------------

Increase (decrease) in cash                            (31,892)        (13,313)

Cash and cash equivalents-beginning                      9,982         178,531

Cash and cash equivalents-ending                     $ (21,910)    $   165,218
                                                    ============================

NOTE 1:  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310b of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes related thereto included in the Company's audited annual report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained in it that are not statements of historical fact should be regarded as forward-looking statements. For example, the words "believes," "anticipates," "plans," and "expects" are intended to identify forward-looking statements. These factors include those shown in the company's 1999 Amendment No. 1 to Form 10-SB.

The following discussion of the Company's results of operations and financial condition should be read together with the Company's condensed consolidated unaudited Financial Statements.

GENERAL

         Cyberfast Systems, Inc. (referred to as either "Cyberfast" or the "Company") is an international provider of data communications services operating primarily between the United States and underserved, underdeveloped or developing countries. Our network is capable of delivering voice Iternet Potocol Telephony ("IP Telephony") services. The Company leases capacity on private fiber optic and satellite-based circuits from first-tier telecommunications carriers. These circuits originate in the United States and terminate in the underserved countries where we provide service. The Company then sells wholesale voice and data services to first-tier and second-tier carriers seeking to route calls to those underserved locations on a per- minute basis.

         Our customers sell VoIP and other IP Telephony services to other carriers, network operators and corporate customers. The Cyberfast network allows its customers to complete their customers' calls in the areas where we provide service at a lower cost than the traditional long-distance telephone providers. This is partially due to the very long-term contracts the traditional long-distance telephone providers have entered into with countries all around the world at fixed settlement rates.

RESULTS OF OPERATION

In general a major event had significant impact on the company in 1999-

The interruption of our service to the Caribbean, was very damaging to this year's revenue position. We had an agreement in place and our equipment was operating as planned. However, a change in the administration of the local telephone network caused our service to be interrupted and we had to re-negotiate our arrangement. As a result revenues and resulting net income were dramatically reduced. For example, 1998 revenues were $8.0 million. Through the same period of 1999 revenues were less than $500,000.

This event, together with a similar but unrelated experience in 1998, has caused the company to review and modify its approach to establishing its international Points of Presence (PoP's). Under new guidelines 21 new POP's have been identified and are either in negotiation or already under contract to be put in place.

Subsequent to September 30, 1999 four other important events took place:

In November the Company became aware of a possible conflict of interest between its accountant and its auditor. As a result the Company has contracted for the services of Feldman & Feldman, P.A. to review its accounting procedures. In addition, the Company contracted for the services of Rachlin Cohen & Holtz, LLP, to provide an audit of the years 1997 and 1998. Cyberfast is scheduled to file an amended 10-SB in January, 2000.

The second major event was the establishment of a relationship with Royal Dutch Telecom (KPN). This arrangement allows Cyberfast to direct traffic between our targeted countries and Western Europe.

The third event was the acquisition of Global Telcom. Global is a start-up company based in Denver Colorado that will be focused on building an international base of retail customers using IP telecom services in developing countries. The geographic targets are very compatible with those of Cyberfast. The acquisition will give the company the ability to direct significant amounts of traffic over its wholesale lines and take advantage of lower rates. The addition of a retail strategy also eases the company's long term dependence on the wholesale markets.

The fourth and latest significant event was the expansion of the Board of Directors and the establishment of an Advisory Board. Through the acquisition of Global Telcom, the company added additional operational and advisory personnel. In an press release dated December 12th, the company named a new president, three new board members and established a three person advisory board.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                           None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

                           27.1 Financial data schedule

                  (b)      REPORTS ON FORM 8-K

                           None

                  No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                                     Registrant



Dated: December 30, 1999                             /s/ Bruce Walko
                                                     --------------------------
                                                         Bruce Walko
                                                         President

                    EXHIBIT INDEX

EXHIBIT             DESCRIPTION
-------             -----------

  27.1                Financial Data Schedule