Form 10KSB
period 1999-12-31
CYBERFAST SYSTEMS INC
filed 2000-09-25
CIK 1093838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

      (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 or


      [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
           _________.

      Commission File Number: 000-27263
                              ---------

                            Cyberfast Systems, Inc.
                            -----------------------
                (Name of small business issuer in its charter)

                    Florida                         13-398600
           ------------------------------       -------------------
           State or other jurisdiction of       (I.R.S. Employer
           incorporation or organization        Identification No.)

            777 Yamato Road, Suite 105, Boca Raton, Florida  33431
            ------------------------------------------------------
                   (Address of principal executive offices)

      Issuer's telephone number: (561) 995-6255
      Securities registered under Section 12(b) of the Act: None
                                                            ----

             Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.01 Par Value
                         -----------------------------
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [_]     No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State Issuer's revenues for its most recent fiscal year: $435,739

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing bid price reported by the OTC Bulletin Board of such common equity as of September 18, 2000:
$4,395,974.80
-------------

As of September 18, 2000, 3,239,176 shares of Registrant's Class A Common Stock and 4,477,600 shares of Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_]    No [X]

                                    PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

     Cyberfast Systems, Inc. ("Cyberfast" or the "Company") is an international provider of digital data communications services. The Company operates primarily between the United States and selected destination countries. Depending on the quality of available circuitry, the Company's network can offer international telecommunications services via Voice over the Internet ("VON") or Voice over Internet Protocol ("VoIP"). In order to insure the highest quality of service, most of the Company's services are handled through VoIP routing. In addition to delivering voice services, Cyberfast can offer fax, data and video capability, together known as Internet Protocol Telephony ("IP Telephony") services. Cyberfast is building a network of Points of Presence ("POP") around the world. This worldwide footprint can be used for transport of voice, data, video, Internet access and multimedia by a variety of users. Cyberfast is able to leverage Internet protocol technology to reduce the costs of providing telecommunications services in traditionally high priced markets.

     The Company's principal office is located at 777 Yamato Road, Suite 105, Boca Raton, FL 33431 and its telephone number is (561) 995-6255.

History
-------

     Budget-Calls Corporation ("BCC") was founded on August 10, 1995 by Edward
J. and Itir Stackpole, the Company's current majority shareholders, as a predecessor to the Company. BCC operations were subsequently transferred into Cyberfast Network Systems Corporation ("CNSC"), and incorporated August 7, 1996 as a Florida corporation. Pursuant to an Agreement and Plan of Reorganization dated November 10, 1998 (the "Reorganization"), Smartfit Foundations, Inc., a non-operating public shell corporation, acquired 100% of the common stock of CNSC and BCC in exchange for 97.8% of its stock, and changed its name to Cyberfast Systems, Inc.

     On May 20, 1999, the Company formed Boca Data Services, Inc. ("BDSI") under the laws of Florida, as a wholly owned subsidiary, to partner with the Company on certain overseas ventures where the acquisition of circuits required two entities. BCC, CNSC, and BDSI currently are non-operating wholly owned subsidiaries of the Company.

     In November, 1999, the Company acquired a Nevada corporation, Global Telcom and Internet Ventures, Inc. ("Global") based in Denver Colorado in exchange for 180,000 restricted shares of Class A Common Stock of Cyberfast. A fee of 20,000 restricted shares of Class A Common Stock was issued to a broker-dealer which acted as finder in the transaction. Global is currently a non-operating wholly owned subsidiary of Cyberfast.

     On May 5, 2000, the Company entered into a Memorandum of Understanding (the "MOU") in connection with the sale of common stock of the Company to The FATA Group Sp.A. ("FATA"). The MOU was replaced when the Company completed the first closing of an investment agreement (the "Agreement") with The FATA Group Sp.A., an Italian corporation

("FATA"). Pursuant to the Agreement, on August 1, 2000, FATA subscribed to and purchased from the Company a total of 1,466,276 shares of the Company's Class A Common Stock for a total purchase price of $1,500,000 (the "First Closing"), consisting of a $300,000 loan from FATA plus accrued interest that was converted to equity, and cash from the internal funds of FATA. Previously, on May 5, 2000, FATA made a $300,000 loan to the Company, which had an interest rate of 6% per annum. Accordingly, on August 1, 2000, the Company received net proceeds of $1,199,964 from FATA.

     Prior to the First Closing of the Agreement, Edward J. Stackpole and Itir Stackpole (the "Controlling Shareholders") beneficially owned approximately 30.2% of the Company's outstanding Class A Common Stock and approximately 77.3% of the Company's Class B Common Stock. The Class B Common Stock is identical to the Class A Common Stock in all respects except that each share of Class B Common Stock has 10 votes in respect to each share of Class B Common Stock. Because of the number of shares and voting power attributed to the Class B Common Stock, the Controlling Shareholders controlled approximately 75.5% of the total voting power of the company prior to the First Closing of the Agreement. Immediately after the First Closing, FATA owned approximately 46.1% of the outstanding shares of the Company's Class A common stock.

     Upon satisfaction of all the conditions stated in the Agreement, but no later than November 30, 2000, FATA may subscribe and agree to purchase from the Company and the Company may issue and sell to FATA a combination of shares of Class A Common Stock, Class B Common Stock and/or Preferred Stock for a total purchase price of $3,500,000 (the "Second Closing"). The Second Closing would give FATA an ownership interest in the Company of 45% and a voting interest in the Company of 51%. Pursuant to the Agreement, if FATA does not proceed with the Second Closing, FATA will have an option, exercisable in FATA's sole discretion until November 30, 2000, to sell to the Company the number of Company shares acquired by FATA at the First Closing for a fixed price of $1,500,000 plus any additional sums or consideration as of such time loaned to or contributed to the Company, plus an interest rate of 6% per year.

Industry Overview
-----------------

     In addition to traditional voice communication transported via Public Switched Telephone Networks ("PSTN"), the past few years have seen the development of communications technologies using the Internet. Pre-Internet telephony operated using analog and digital signals via a two-way point-to-point communication network connecting copper lines, fiber optics and satellite transmissions on a global basis. The Internet is a worldwide public network enabling transfer and sharing of data information through a common communications protocol called Transmission Control Protocol/Internet Protocol ("IP"). Data is transported over the Internet in the form of data packets on a global computer network.

     In 1995 a computer telephone was commercially introduced that allows a user to connect to the Internet and speak to another similarly equipped user as though it were a traditional telephone call. Regardless of the users' locations, the connect cost for this "phone call" was minimal (ignoring the cost of the necessary equipment). This was the beginning of a new industry. Further refinements have enabled systems to be developed that integrate the Internet routing into long distance telephone service without the necessity of having the end user purchase any additional computer equipment. In fact, all that is needed is their traditional telephone equipment. Referred to as IP Telephony, it has not become an industry in itself, but rather a new method of communications transport paralleling the world shift toward single, open network systems for all types of communications.

     IP Telephony represents a break-through for worldwide communications. It offers significant advantages over conventional telecommunications systems, including reduced equipment costs, improved bandwidth efficiency, direct routing of calls, lower transmission costs, improved ease of network administration, and delivery of multi-media services over a single network infrastructure. IP Telephony combines the low cost global reach of the Internet and the high quality and security of private IP based networks with the public telephone system's ease of access.

     The dominant driver of IP Telephony today is the opportunity to make inexpensive calls to domestic long distance and international destinations.
This is done through the routing of communications (voice, data, and video) over the public Internet or privately managed networks rather than PSTNs. This competitive advantage is based on the two major factors: (1) higher fees that the traditional long-distance service providers are required to charge to maintain their elaborate systems, and (2) government regulation. For every ten cents that a traditional long-distance carrier collects, about four cents is paid to a regional bell operating company at the origination and termination of the connection. For international calls, that amount may be more, depending on the policies of the non-US carriers. In addition, calls on the PSTN are subject to a variety of taxes and surcharges. For example, some of those surcharges are used to support the Universal Service Fund that subsidizes telephone services for rural and low-income users. IP networks, on the other hand, are statutorily defined as "information services" and are not presently subject to the same regulations as the traditional "telecommunications services" providers.

Business
--------

     Cyberfast utilizes state-of-the-art developments in IP technology to provide toll quality voice and data services. IP technology allows for effective and dynamic sharing of available bandwidth between many users. This is achieved by digitizing voice signals (essentially, converting it to data), segmenting the data stream into data units (packets), compression of voice data, and dynamic multiplexing of channels over a single physical medium. These methods yield more effective and flexible telecommunications models than current land based or wireless models, particularly in less-developed or underserved environments where the local population cannot support the communications infrastructure.

     The Company has developed a VoIP leased-line configuration as a primary building block for its telecommunications infrastructure, and depending upon system quality, may also use VoN as a delivery system. In most cases, the Company will lease dedicated lines and place equipment at a POP in order to provide quality service at peak load levels. Cyberfast is building an international telecommunications network that seamlessly integrates circuit-switched and packet-switched networks on a wholesale level to international long distance carriers and retail distribution of low cost IP services directly to a consumer.

     On the wholesale level, Cyberfast provides wholesale minutes to international long distance carriers in the U.S., and targets destination countries with state monopolized telecommunications companies ("Telcos"), low personal income rates, and high population transfers to the United States. The Company supplies minutes to these destination countries over a proprietary network of gateways using IP Telephony rather than traditional, analog based PSTNs. As a result, Cyberfast is able to sell wholesale minutes at a dramatically reduced cost to secondary suppliers and still generate suitable margins for itself.

     Cyberfast locates its servers with "partners" (independent contractors) in selected destination countries around the world, all of whom sign an exclusive service agreement with the Company. Typically, these partners are paid 35-50% of the revenue derived from terminating calls on a dedicated server for their particular destination country. Cyberfast pays the entire cost of installing the gateways, routers, switches, and international connections at these remote sites. Ultimately, Cyberfast intends to negotiate directly with Telcos in various destination countries to create a termination point for the whole country to sell originated minutes from that country to the U.S. In foreign countries with Telcos the arbitrage between IP and PSTN is even higher for originated minutes from that country to the U.S.

     The Company has entered into a strategic alliance with Royal Dutch Telecom ("KPN") that provides Cyberfast with high bandwidth access to Western Europe. Through the alliance, the Company also gained access to KPN's state-of-the-art satellite communications system with coverage throughout Europe, Asia, and Africa. This access will enable the Company to deploy its toll quality services quickly and efficiently in any geographic location within the KPN service area without having to depend on expensive land-based systems.

     On the retail level, the Company's primary mission is the development of retail markets for international IP telecommunications. An agreement has been signed with the Republic of Georgia to build and operate a wireless telecommunications system, complete with wireless payphones. The Company will develop programs that incorporate a wireless system's international long distance business into Cyberfast's proprietary VoIP network, as well as, provide enhanced retail services through the KPN/Qwest Euro-network as they come online.

Cyberfast System Operations
---------------------------

     Cyberfast is an international provider of communications services operating primarily between the United States and selected destination countries. The Company leases capacity on private fiber optic and satellite-based circuits from tier one telecommunications carriers that originate in the United States and terminate in less developed, underserved countries where Cyberfast provides its services. The Company then sells wholesale voice and data services to carriers seeking to route calls to the underserved locations on a per-minute basis.

     Cyberfast's customers sell VoIP and other IP Telephony services to other carriers, network operators, and corporate end users. The Company's network allows its customers to complete their calls in areas where it provides services at lower cost than the traditional long-distance telephone providers. This is partially due to the very long-term contracts the traditional long-distance telephone providers have entered into with countries around the world at fixed settlement rates.

     Cyberfast's facilities consist of state-of-the-art telecommunications switching and routing equipment that enables reliable delivery of high quality voice and data signals over IP based circuits. The Company's domestic facilities are located in Boca Raton, Florida were it has developed proprietary billing software. This billing system allows the Company to invoice its customers weekly and semi-monthly, as the case may be. Payment is normally required to be made in U.S. dollars via wire transfer within ten business days of invoice.

     Cyberfast researches and identifies selected destination countries currently underserved by IP based network providers. Voice communications to these underserved countries are generally completed using one of the traditional long-distance networks, such as AT&T, MCI-WorldCom, and Sprint. These traditional voice networks have long-term, higher-priced settlement contracts with the primary telephone company in each of the destination countries. They are regulated, and as a result, charge higher termination fees.

     Destination countries are selected for several reasons:

  . Traditional telephone communications costs from the US to the destination country are significantly higher than a minimum threshold level.

  . Company management has had prior relationships with entities in the destination country that have strong business/political contacts and/or are involved in the telecommunications industry in that country.

  . The destination country has adopted and is implementing a plan of deregulation of its telecommunications industry.

  . A Cyberfast review of current services and prices offered by other data service providers to the destination country indicates long term growth potential.

     After the Company has determined eligibility of a specific destination country, a relationship with a local partner is established through an exclusive service agreement. Cyberfast requires its partner provide the following services:

  . Obtain all required permits and/or licenses and otherwise complying with local law.

  .  Staff a regional office twenty-four hours a day, seven days a week.

  . Maintain facilities in the destination country that will provide proper security and safely house Cyberfast equipment.

  . Provide necessary services to maintain all equipment and assure uninterrupted service.

  . Negotiate with all local authorities at the agreed upon destinations to assure and maintain the continued transmission of communications on the circuits.

     The Cyberfast corporate objective is to have between two and four customers for each country it serves. The Company currently limits the number of customers accessing the network to optimize system quality. It is not uncommon for other networks to frequently oversubscribe their networks resulting in a degradation of service.

     The higher quality of service demanded by Cyberfast customers requires the transmission of VoIP rather than traditional data traffic. The Cyberfast system configuration provides voice-quality transmissions. Until advancements in technology allow a comparable level of quality to be achieved over a larger subscriber base, we will continue limiting the number of customers we serve to lower, optimal level. In addition, by having a minimum of two customers for each country the Company continues to realize revenue should one customer experience a service interruption.

Current Agreements to Provide Service in Selected Countries.
-----------------------------------------------------------

     Cyberfast has entered into agreements to provide services to over forty cities in selected destination countries. In order to assist in the operation of Company circuits, Cyberfast has entered into an agreement with KPN. As part of this agreement, KPN has provided a fiber optic connection from its facilities in the United States to its facilities in the Netherlands. Additionally, KPN has provided Cyberfast with access to an earth station located in the Netherlands that will permit the Company to serve Eastern Europe, Asia, and Africa where the Company has agreements in place to provide services.

Competition.
-----------

     Cyberfast's success depends on the Company's ability to provide its customers a high-quality, lower cost method of completing international long distance services. In recent years, the price of traditional long distance calls has fallen. This trend could continue to a point where the Company's customers no longer have a price advantage over the traditional long distance services. Cyberfast's customers would then have to rely on factors other than price to differentiate their service, which they may not be able to do. Any resulting loss of business or reduction in margins for the Company's customers may, in turn, lead to downward pressure on the price that can be competitively charged for Cyberfast's services and may have a material adverse effect on its business and financial results.

     Some major long distance providers, such as AT&T, Deutsche Telecom, MCI WorldCom, and Qwest Communications, Inc. have entered or plan to enter the market for carrying VoIP. These companies are larger than Cyberfast and have substantially greater resources than the Company. Furthermore, these long distance providers may in the future plan to offer VoIP services to the countries where Cyberfast provides services. The Company is not aware of any traditional long distance provider's plans to offer VoIP services to the countries where it is currently providing (or is planning to provide) services. If these traditional long distance providers were to offer VoIP services to these countries, the Company may not be able to compete successfully.

Research and Development
------------------------

     The Company's research and development activities are designed to complement existing products and services and not to innovate radically different technologies.

     The Company did not spend any amount for R&D in fiscal 1999 or 1998.

Regulatory Matters
------------------

     United States
     -------------

     The use of the Internet to provide telephone service is a recent market development. Currently, the FCC is considering surcharges or other regulations upon providers of Internet telephony services. On April 10, 1998, the FCC issued a report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement. It further stated that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services.

     If the FCC determines that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. This could affect the viability of Cyberfast's business and may have a material adverse effect on the Company's ability to produce revenue from this business. In addition, the FCC sets the access charges on traditional telephone traffic and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing the Company's pricing advantage in their respective markets.

     In February 1999, the FCC adopted an order concerning payment of reciprocal compensation. This move could provide support for a possible finding by the FCC that providers of Internet telephony must pay access charges for at least some Internet telephony services. If the FCC were to make such a finding, the payment of access charges could have a material adverse effect on the Company's business.

     To the Company's knowledge, there are currently no domestic (and few foreign) laws and/or regulations that prohibit voice communications over the Internet. State public utility commissions may retain jurisdiction to regulate the provision of intrastate Internet telephony services. A number of countries that currently prohibit competition in the provision of voice communications have also prohibited Internet telephony.

     To Cyberfast's knowledge, there are no laws prohibiting Internet telephony in the countries where it provides service. Other countries permit, but regulate Internet telephony. If Congress, the FCC, state regulatory agencies, or foreign governments begin to regulate or increase their regulation of Internet telephony, such regulation may have a material and adverse effect on Cyberfast's business.

     Foreign Corrupt Practices Act
     -----------------------------

     Upon effectiveness of this Registration Statement, Cyberfast is subject to the Foreign Corrupt Practices Act (the "Act"). The Act requires that all companies that file reports with the SEC:

     . Keep reasonably detailed books and records reflecting transactions and dispositions of assets;

     . Maintain a system of internal controls that include preparation of financial statements in conformity with generally accepted accounting principles and maintaining accountability for assets; and

     . Cannot make any kind of payment, whether considered bribery or not, to foreign government officials for the purpose of obtaining or retaining business or securing any improper advantage.

     The Act applies to companies directly and indirectly through intermediaries. The Act does contain a "knowledge" requirement for payments to or by an intermediary. However, the Act permits facilitating payments to foreign officials for the purpose of expediting or securing routine governmental action by a foreign official. Cyberfast's management believes that the Company fully complies with the Act.

     As a result of conducting business in foreign countries where the customs and business practices are different from the U.S., the Company runs the risk of business interruption for substantial periods of time, or even the termination of the ability to conduct business. Many of the countries where Cyberfast conducts business do not have judicial systems that provide the protection from or expeditious resolution to certain unlawful actions that may be taken against the Company or its local partner and, as a result, the business may be materially and adversely affected. For example, at the end of the third quarter of 1998 the Company experienced an interruption in its primary circuit to a foreign country and its equipment was confiscated. The Company believes that it was acting within the legal guidelines of the country and the confiscation was not justified. As a result, Cyberfast is pursuing the return of its equipment and the restoration of its circuit. As a result of the action, the Company experienced substantial and materially adverse fluctuations in its revenues for the period in question and subsequent periods.

Reports to Security Holders
---------------------------

     The Company is subject to the reporting requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934.

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site can be accessed at (http://www.sec.gov). The Company's Internet site can be accessed at
--------------------
(http://www.cyberfast.net).
--------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

Circuit Leases
--------------

     The Company leases fiber optic and/or satellite-based circuits at fixed rates from telecommunications carriers. These circuits terminate in the destination countries where service is to be provided. Cyberfast, in turn, sells access to these circuits to carriers on a per-minute basis.

     The Company currently has four circuit leases in service with Qwest. On two of the leases the monthly cost to the Company is $7,000 per lease, and the other two leases are at a monthly cost of $4,000 per lease. The Company has one circuit lease in service with KPN at a monthly cost of $10,000, one circuit lease in service with MCI at a monthly cost of $23,000 and one circuit lease in service with AT&T at a monthly cost of $28,000.

Equipment Leases
----------------

     Cyberfast leases state-of-the-art carrier-class equipment manufactured by Cisco (and others) for use in its facilities. This equipment consists of highly scalable gateway servers, routers and switches capable of reliably transmitting voice, data and video signals over an IP based network. Equipment leases are for a three year term which automatically renew on a yearly basis unless Cyberfast provides ninety days notice of the Company's decision not to renew. The lease provides the Company with the option of purchasing the equipment for the fair market value of used, well maintained equipment at the time the lease terminates. The Company is required to maintain the equipment at its own expense. Because it has in-house maintenance capability, the Company has not entered into any service contracts for maintenance. Cyberfast bears the risk of loss during the term of the lease and is required to maintain an insurance policy for the full replacement value of the equipment. The Cisco equipment is installed at the Company's Boca Raton, Florida facilities where it is available to transmit voice and data traffic for customers on a 24 hours a day, 7 days a week basis.

Office Leases
-------------

     The Company is a party to a five year lease for its corporate offices in Boca Raton, Florida. The Company will also house and maintain its transmission facilities at this location. The lease expires on June 14, 2004. The total lease payment for year 1999 was approximately $25,000 and for year 2000 will be approximately $100,000.

     The Company is currently not a party to any other long-term leases for office space either domestic or foreign.

ITEM 3. LEGAL PROCEEDINGS

     In January, 2000 the Company was served with a grand jury subpoena, issued by the U.S. Attorney for the Southern District of New York, to deliver to the District Court copies of numerous corporate documents, contracts and correspondence. Neither the Company nor any officer or director of the Company was required to personally appear in connection with the subpoena and related grand jury investigation. The Company was informed orally that the investigation relates to an investigation of manipulation of certain securities traded in the NASDAQ Over the Counter Bulletin Board, including trading in the Company's Class A Common Stock that has occurred in the past two years.
Although the Company believes it is not the target of the investigation and that the targets of the investigation are certain persons and entities not affiliated with the Company, there can be no assurance that the investigation will not require the Company to expend the Company's resources on legal fees in responding to additional requests for information and documents, including any future subpoenas which may require that the Company's officers and directors be deposed by the U.S. Attorney. Expending funds on legal fees for responding to requests and, if necessary, in defending any action would usurp funds that could otherwise be applied towards the Company's business.

     The Company is involved in an arbitration with a former employee, Alan Goldstein, who is alleging termination of his employment agreement without cause. The dispute is in arbitration. Company management believes that termination was for cause and is vigorously defending its actions before an arbitration tribunal. The Company's exposure to loss (if the arbitration were to be decided against the Company) is estimated to be approximately $300,000 and options to purchase 300,000 Class A shares at a $5.00 per share exercise price. The arbitration will be governed by rules of the American Arbitration Association. The proceeding is currently pending and Company management expects an arbitration hearing within sixty days and a ruling shortly thereafter.

     No other legal proceedings are known to be pending, or in effect, against the Company at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Prices Of Securities
---------------------------

     The Class A Common Stock of the Company is currently listed in the Pink Sheets, and prior to December, 1999 was listed on the OTCBB under the symbol "CYSI." From October through December 1998, the Class A Common Stock traded under the symbol "SXFT." The following table sets forth the high and low bid prices of the Company's Class A Common Stock during the periods indicated.

OTC Market

             Calendar                     High Bid Price*    Low Bid Price*
             --------                     ---------------    --------------
2000         April 1 - June 30            $    4.75          $    2.00
             January 1 - March 31              7.00               3.15

1999         October 1 - December 31      $    7.00          $    1.50
             July 1 - October 31              12.00              7.375
             April 1 - June 30                19.44               2.38
             January 1 - March 31              5.25               2.13

1998         October 1 - December 31      $    5.38          $    2.25

_____________
* Bid prices were provided by "www.bloomberg.com" via the internet. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

     The closing bid price of the Class A Common Stock on August 15, 2000 was $1.85 per share.

Holders
-------

     As of August 14, 2000, there were approximately 166 beneficial holders of the Company's common stock.

Dividends
---------

     The Company did not pay dividends on its common stock in 1998 or 1999 and it does not anticipate paying any dividends thereon in the foreseeable future. The Company's subsidiaries did make subchapter S distributions to their former shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operation for the Company should be read together with the financial statements and related notes included in another part of this registration statement. The financial statements for the years ended December 31, 1998 and 1999 are audited.

Results Of Operations
---------------------

Years Ended December 31, 1998 And 1999

Table 1 - Percentage Analysis of Yearly Results of Operations
===============================================================================================
                                                                     PERCENTAGE CHANGE
                                                                     -----------------
---------------------------------------------------------------
                                          1999            1998       Between Periods (Decrease)
                                          ----            ----       --------------------------
-----------------------------------------------------------------------------------------------
Revenues                                 100.0%          100.0%                         (94.2%)
-----------------------------------------------------------------------------------------------
Expenses
-----------------------------------------------------------------------------------------------
 COGS                                    146.2%           29.7%                         (71.3%)
-----------------------------------------------------------------------------------------------
 Gross Margin                              N/A            70.3%                        (103.8%)
-----------------------------------------------------------------------------------------------
 General & Administrative                321.2%           45.8%                         (59.1%)
-----------------------------------------------------------------------------------------------
 Common Stock                            507.3%            0.6%                       4,475.8%
-----------------------------------------------------------------------------------------------
Total Op. Expenses                       974.7%           46.5%                         (25.4%)
-----------------------------------------------------------------------------------------------
Income (Loss) from operations           (874.7%)          23.8%                        (314.2%)
-----------------------------------------------------------------------------------------------
Other Income                                 -               -                              -
-----------------------------------------------------------------------------------------------
 Interest Expense, stockholder            18.0%              -                              -
-----------------------------------------------------------------------------------------------
 Interest Income                             -             0.2%                             -
-----------------------------------------------------------------------------------------------
 Penalties and Interest                   26.4%              -                              -
-----------------------------------------------------------------------------------------------
 Proceeds/Contact Settlement                 -            11.2%                             -
-----------------------------------------------------------------------------------------------
Income (Loss) before tax                (919.1%)          31.6%                        (252.3%)
-----------------------------------------------------------------------------------------------
Income Tax (Expense) Benefit              51.4%           (3.1%)                        186.2%
-----------------------------------------------------------------------------------------------
Net Income (Loss)                       (867.7%)          28.5%                        (259.6%)
-----------------------------------------------------------------------------------------------
Net Income (Loss)/share                 ($0.61)         $ 0.39                         (256.4%)
===============================================================================================

     Table 1 above represents: (a) the relationship of income and expenses relative to net revenues; and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's audited financial statements incorporated as part of this filing, elsewhere herein.

     For the year ended December 31, 1999, revenues were $0.436 million compared to $7.475 million in the comparable prior period ended December 31, 1998. This decrease in revenue of $7.039 million represented a 94.2% decline from the comparable prior period ended December 31, 1998. The percentage change between the periods was solely attributed to a governmental confiscation of the Company's revenue producing assets in India during September, 1998. During this period, substantially all of the Company's business operations were conducted in India. As a result of this governmental intervention in India, the Company has initiated policies to minimize exposure to politically motivated and retaliatory actions by foreign governments on U.S. based businesses operating in the lesser developed countries of the world. (Please see Item 1 - Description of Business, "Cyberfast Business Operations" above and Note 3 to the accompanying Financial Statements below for further discussion.) As a result of the extraordinary nature of this governmental intervention, Company management believes the financial information contained herein and the analysis thereof is not indicative of either future operating results or future financial condition.

     The Company's cost of goods sold decreased 71.3% from $2.221 million for the year ended December 31, 1998 to $0.637 million for the year ended December 31, 1999. As a percentage of revenues, cost of goods sold increased from 29.7% for the year ended December 31, 1998 to 146.2% for the year ended December 31, 1999 resulting in a decrease in gross margin of 103.8% from $5.254 million for the year ended December 31, 1998 to a deficit of $0.201 million for the year ended December 31, 1999. The increase in cost of goods sold as a percentage of revenues in fiscal year 1999 as compared to the fiscal year 1998 occurred as a result of the Company's precipitous loss of revenues due to the governmental action in India referenced above. Costs for developing new POPs during the fiscal year ended December 31, 1999 in other areas of the world were not offset by resulting revenue increases.

     General and administrative expenses declined 59.1% from $3.426 million during the period ended December 31, 1998 to $1.399 million in the comparable subsequent period ended December 31, 1999. Notwithstanding a one time commission fee of $1.620 for the period ended December 31, 1998, general and administrative expenses would have decreased only 22.5% between the fiscal year periods. This decrease was the result of the Company's actions to decrease costs in response to the loss of revenues as discussed above. The cost cutting measures adopted by the Company include the termination of employees; reduction of travel and related entertainment expenses; and decrease in general overhead expenses.

     The decline in general and administrative expenses was offset by a substantial increase in expenses related to the issuance of common stock and options to various vendors and employees of the Company. This expense increased $2.162 million, or 4,475.8%, from $0.048 million for the fiscal year ended December 31, 1998 to $2.210 for the comparable subsequent period ended December 31, 1999. The use of stock and options in settlement of services provided and as an inducement to retain professional employment services from senior executives was made possible by the Company's reverse merger into a public shell and subsequent Reorganization in November, 1998. Until such time as the Company is able to provide more standard compensation and benefit packages for the retention of professionally qualified and competent employees or the Company completes the second tranche of equity financing from FATA, the Company expects to continue the use of stock and option grants for recruitment into the near future. However, reliance on this method for financing working capital requirements should diminish substantially during subsequent periods, particularly since the Company completed the first tranche of equity financing from FATA as of August 1, 2000.

     As a consequence of the above factors, the Company experienced income from operations of $1.780 million for the period ended December 31, 1998 compared to a loss from operations of $3.811 million for the comparable subsequent period ended December 31, 1999, or a decline of 314.2%.

     As a result of the Company circuits in India and Pakistan and the Company's inability to activate any new POPs, the controlling shareholders extended a series of loans to the Company at various times during the fiscal year ended December 31, 1999. The loans are in the form of a demand note with interest accruing at 9% per annum and payable quarterly. Because of continuing working capital deficiencies, interest on these loans has remained unpaid. Approximately $0.079 million has been accrued as interest on the Company accounts for the fiscal year ended December 31, 1999. Further interest accruals on this loan will occur during subsequent periods. Except for $300,000 paid in August 2000 as part principal and interest payment, no principal payments will be made against them until such time as FATA and the controlling shareholders agree on a payback schedule based upon positive cash flows of the Company.

     Conversely, the Company earned interest of approximately $0.013 million during the fiscal year ended December 31, 1998 on its outstanding bank balances and cash equivalents. Similar interest earnings for the comparable subsequent period ended December 31, 1999 did not occur for the above stated reasons. Company management expects that once both tranches of equity funding due from FATA are closed, sufficient revenues can be generated from newly commissioned POPs that no additional shareholder loans will be necessary.

     The Company was delinquent in the filing of various federal and state income tax returns and the payment of 1998 federal and state income taxes. Accordingly, estimated penalties and interest of $0.115 million have been recorded on the Company's audited financial statements for the fiscal year ended December 31, 1999. (See Note 5 to the accompanying audited financial statements.) Employee payroll taxes associated with the delinquent filings were completely discharged immediately after the receipt of FATA's first tranche of equity investment. With respect to the payment of income taxes for the period ended December 31, 1998, the Company expects those taxes to be offset by net operating losses for the period ended December 31, 1999. Notwithstanding the offset provided by the NOLs, the Company intends to negotiate with the various taxing authorities to reduce the penalty assessments associated with non-payment of the taxes for the period ended December 31, 1998, although no assurances can be given that such negotiations will produce any reduction of these penalties. Once the results of that negotiation have been determined, the Company will promptly discharge these penalties.

     In December 1998, the Company generated $0.836 million in Other Income as a result of the disposition of the Company's rights to a potential income stream in Pakistan. This receipt was recorded as Other Income since the disposition of this resource was not done in the ordinary course of business.

     As a result of the above reasons, the Company experienced a loss before taxes of $4.004 million for the year ended December 31, 1999 compared to an income before taxes of $2.629 million in the comparable prior period ended December 31, 1998. A tax assessment of $0.260 million for the period ended December 31, 1998 reduced the Company's net income for the period to $2.369 million, and a tax benefit accruing as a result of net operating loss carry forwards decreased the net loss for the comparable subsequent period ended December 31, 1999 to $3.781 million. Accordingly, the Company's results per share of common stock declined from an income per share of $0.39 for the period ended December 31, 1998 to a loss per share of $0.61 for the period ended December 31, 1999. It should be noted, however, that the Company's income tax liabilities for the fiscal year ended December 31, 1998 were assessed under subchapter S provisions of the Internal Revenue Code through September 30, 1998. Had the Company been taxed as a conventional corporation under the Internal Revenue Code, the Company's tax liability would have been $0.989 million for that same period, reducing the Company's net income to $1.640 million from $2.369 million and it's per share earnings to $0.27 from $0.39. This proforma presentation more accurately characterizes the Company's financial performance and tax liability during the period ended December 31, 1998.

Liquidity And Capital Resources
-------------------------------

Years Ended December 31, 1998 And 1999

     Net cash used in operating activities for the fiscal year ended December 31, 1999 was $0.946 million compared to $2.445 million provided by operations in the comparable prior period ended December 31, 1998, representing a decline of $3.391 million or 138.7%. This deficit in net cash was primarily the result of a $3.781 million net loss for the fiscal year ended December 31, 1999 as compared to net income of $2.369 for the comparable prior period. The net cash deficit was partially offset by an increase in stock based compensation of $2.210 million and accounts payable of $0.640 million from the fiscal year ended December 31, 1998 to the comparable period ended December 31, 1999.

     Net cash used in investing activities was $0.362 million for the fiscal year ended December 31, 1999 compared to net cash provided of $0.057 for the comparable prior period in 1998. The major component in investing activities for the period ended December 31, 1999 was the acquisition of equipment, while in the comparable prior period ended December 31, 1998, the purchase of equipment was largely offset by the repayment of loans to shareholders.

     For the fiscal year ended December 31, 1999, net cash provided by financing activities was $1.298 million, compared to $2.670 used in financing activities during the comparable prior period ended December 31, 1998. The primary components of the financing activity consisted of shareholder loans of $1.276 million during the fiscal year ended December 31, 1999 and distributions under Subchapter S of the Internal Revenue Code of $2.741 million in the comparable prior period ended December 31, 1998.

     As of December 31, 1999, the Company had a working capital deficit of $2.296 million and a cash overdraft of $0.023 million compared to a working capital deficit of $0.367 million and a cash balance of $0.010 million in the comparable prior period ended December 31, 1998. The working capital deficit was largely due to substantial increases in shareholder loans and accounts payable between the periods. For the fiscal year ended December 31, 1999, shareholder loans and accounts payable totaled $1.346 million and $0.791 million respectively compared to $0.071 million and $0.151 million respectively for the comparable prior period ended December 31, 1998. The shareholder loans were required as a result of continuing unprofitable operations of the Company, as explained in the Results of Operations discussed above, and are evidenced by promissory notes due on demand which bear 9% per annum interest.

     Company management expects the working capital deficit will be resolved once both tranches of the FATA equity subscription is closed. The first tranche of equity financing was closed on August 1, 2000, and the second tranche is expected to close on or before November 30, 2000. In the event the second tranche of the FATA investment does not close, the Company will remain largely dependent on the extension of shareholder loans to finance its working capital deficits or the recruitment of additional equity capital.

Plan of Operations
------------------

     During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance it's working capital deficit, but in addition, new equity subscriptions and the start-up of new POPs currently under contract will provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans have increased from a total of $1.346 million principal ($1.425 million including all accrued interest) on December 31, 1999 to $1.488 million principal ($1.568 million including all accrued interest) on March 31, 2000. A bridge loan of $0.300 million was provided to the Company. As stated previously, the Company entered into an Investment Agreement on July 26, 2000 that provides for an equity infusion of $5.0 million in exchange for a 45% equity stake and 51% voting interest in the Company. The Investment Agreement also grants FATA warrants to purchase an additional 6% equity stake (bringing its equity stake to 51%, to equal its voting interest). The warrants are exercisable at a price of $3.00 per share for one year.

     Company management is mindful of the consequences of arbitrary government action with respect to operations in foreign jurisdictions where the Company may not have the benefit of legal due process, as was the case in India in 1998. In an effort to mitigate interruption of the Company's business in these foreign jurisdictions, Company management has implemented a program whereby the Company is shielded from any direct governmental actions through engagements with local partners. Each local partner will have the ultimate responsibility of governmental and regulatory relations in each destination country, thereby protecting Company assets from predatory seizures by hostile governments. The process of identifying, recruiting, and engaging local implementation partners is governed by the following principles:

  . Traditional telephone communications costs from the US to the destination country are significantly higher than a minimum threshold level.

  . Company management has had prior relationships with entities in the destination country that have strong business/political contacts and/or are involved in the telecommunications industry in that country.

  . The destination country has adopted and is implementing a plan of deregulation of its telecommunications industry.

  . A Cyberfast review of current services and prices offered by other data service providers to the destination country indicates long term growth potential.

     Company management expects that the implementation of these policies will safeguard both Company assets and important revenue streams, as well as, further insulate the Company from the vagaries of international political intrigues beyond the control of Company management.

Forward Looking Statements
--------------------------

     CERTAIN STATEMENTS MADE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, OUR ANTICIPATION THAT OUR PRINCIPAL STOCKHOLDERS WILL SUPPLY WORKING CAPITAL LOANS AND THAT THE COMPANY WILL CONCLUDE THE EQUITY FINANCING CONTEMPLATED UNDER THE MOU WITH FATA. THESE STATEMENTS ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. OUR PRINCIPAL STOCKHOLDERS MAY DISCONTINUE MAKING LOANS AND FATA MAY ELECT NOT TO COMPLETE ITS PROPOSED EQUITY FUNDING.

ITEM 7.   FINANCIAL STATEMENTS

     The Company's audited balance sheet as of December 31, 1999 and the statements of operations and statements of cash flows for each of the two years then ended are attached following the signature page of this Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On October 5, 1999 the Company engaged the firm of Rachlin Cohen & Holtz LLP to audit Company financial statements for the fiscal years ended December 31, 1998 and 1999. The Company's financial statements were previously audited by Mr. Robert Jarkow, CPA. The Company learned that Mr. Jarkow was not independent, could not act as Company auditor, and could not render any opinion on the financial statements of the Company.

     There were no disagreements with Mr. Jarkow on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure while he was engaged by the Company.

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors and Executive Officers
--------------------------------

     Executive officers of the Company are elected by the Board of Directors and serve for a term of one year and until their successors have been elected and qualified or until their earlier resignation or removal by the Board of Directors, except as otherwise provided in the employment agreements with Edward
J. Stackpole, Itir Stackpole and Bert Perez. Except as disclosed in this item, there are no family relationships among any of the directors and executive officers of the Company.

     The following table sets forth names and ages of all executive officers and directors of the Company as of December 31, 1999:

Name                  Age     Position                                         Director Since
----                  ---     --------                                         --------------
Edward J. Stackpole    56     Co-Chair of the Board of Directors, Chief             11/98
                              Executive Officer
Itir Stackpole         45     Co-Chair of the Board of Directors, Vice              11/98
                              President
N. Bruce Walko         60     President, Director                                   11/99
M. Dowell Stackpole    45     Director                                              11/98
Bert Perez             36     Chief Technical Officer, Director                     12/99
William Wollrab        43     Vice President, Business Development, Director        11/99
Gerard Werner          27     Secretary, Director                                   11/99

     Edward J. Stackpole founded the operations of the Company through the BCC and CNSC subsidiaries. Since August, 1995, Mr. Stackpole has served as president the BCC and CNSC subsidiaries, and since the Company's Reorganization in November, 1998, has been Chief Executive Officer and Chairman of the Company's Board of Directors. For six years prior to that date, Mr. Stackpole was the general partner of EJS Associates that distributed AT&T equipment in Turkey. Edward and Itir Stackpole are husband and wife.

     Itir Stackpole co-founded the operations of the Company through the BCC and CNSC subsidiaries. Since August 1995, Mrs. Stackpole has served as vice president of the BCC and CNSC subsidiaries, and, since the Company's Reorganization in November, 1998, has held the office of vice president and co-chairman of the Board of Directors. Mrs. Stackpole was also general partner of EJS Associates in Turkey from 1989 through August 1995.

     Mr. Bruce Walko has been President and a Director of the Company since November, 1999 as a consequence of acquisition of Global by the Company. Mr. Walko also serves as a Director of eNhancement Technologies, Inc., a NASDAQ small cap company located in Fremont, CA. He has a B.S. degree in Computer Science from Purdue University and an MBA in Finance and Marketing from the University of Southern California.

     Mr. Bert Perez has been the Chief Technical Officer and a Directors since June 1999. Mr. Perez was employed by Sprint Communications, Inc. in south Florida from 1992 through 1999 as Data Support Manager and prior to that as an MIS manager for ABC television. In his prior positions, Mr. Perez was responsible for the design and implementation of network solutions and technical support.

     Mr. Bill Wollrab was a Director of the Company as a consequence of acquisition of Global by the Company. He has been involved in business consulting since March, 1998. From 1986 to 1993 Mr. Wollrab was a commercial real estate broker with Marcus & Millichap, Denver, Colorado. Mr. Wollrab received his BA in German Literature in 1979 from Lake Forest College, Lake Forest, Illinois. Effective August 2, 2000, Mr. Wollrab resigned from the Company's Board of Directors to make a seat available for a nominee of FATA. As consideration for this resignation, the Company accelerated the vesting of certain options due to Mr. Wollrab during the forthcoming fiscal year ending December 31, 2001.

     Mr. Gerard Werner is a Director and Secretary of the Company as a consequence of acquisition of Global by the Company. Mr. Werner is a member of the District of Columbia Bar Association and received his A.B. in May 1994 from Georgetown University, J.D. in May 1997 from Georgetown University Law Center.

     Mr. M. Dowell Stackpole became a director in December, 1998. Mr. Stackpole has been employed as an analyst for Taylor & Company, a private investment firm since January 1994. Mr. Stackpole is the brother of Mr. Edward J. Stackpole, Cyberfast's Chief Executive Officer.

Board of Advisors
-----------------

     In addition to the Company's Board of Directors, it has added a Board of Advisors as the result of the Global acquisition. The members on the Board of Advisors include:

Lee W. McKnight

     Dr. McKnight is a consultant of the Company and has been with the Company since October of 1999 as a consequence of acquisition of Global by the Company. Dr. McKnight is Associate Professor of International Communication and Director of the Edward R. Murrow

Center at the Fletcher School of Law and Diplomacy, Tufts University; Research Affiliate at the MIT Center for Technology, Policy and Industrial Development; founder of the Internet Telephony Consortium; and President of Marengo Research, a consultancy. Professor McKnight received his PhD from MIT in 1989, MA from Johns Hopkins University in 1981, and BA from Tufts University in 1978.

William H. Lehr

     Mr. Lehr is a consultant of the Company and has been with the Company since October of 1999 as a consequence of acquisition of Global by the Company. From 1997 to present, Mr. Lehr has been an Assistant Professor of Finance and Economics at the Graduate School of Business, Columbia University New York, NY. From January of 19 97 to the present, Mr. Lehr has been an affiliate of Internet Telephony and Interoperability Consortium, Center for Technology, Policy and Industrial Development at Massachusetts Institute of Technology. Mr. Lehr received his Ph.D. in Economics from Stanford University in 1992, his MBA from The Wharton School, University of Pennsylvania in 1984.

Disclosure of Delinquent Forms 3, 4 or 5 Filers
-----------------------------------------------

During the fiscal year ended December 31, 1999, Edward J. Stackpole, Itir Stackpole, M. Dowell Stackpole, N. Bruce Walko, William Wollrab, Gerard Werner and Bert Perez all failed to timely file Forms 3.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers
-----------------------------------------------------

     The following table sets out the compensation received for the fiscal years ended December 31, 1997, 1998, and 1999 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

           FISCAL YEAR COMPENSATION                                                   LONG TERM COMPENSATION

                                                                       Awards                                    Payouts
                                                                       ------                                    -------

                                                                                      Restricted
                                                                                        Shares
                                                       Other         Securities           or
                                                      Annual            under         Restricted      LTIP         All other
       Name and               Salary       Bonus      Compen-        Option/SARs        Share        Payouts     Compensation
  Principal Position   Year    ($)          ($)       sation           Granted          Units          ($)            ($)
  ------------------   ----    ---          ---       ------           -------          -----          ---            ---
Edward J. Stackpole/   1999  300,000         0       28,800/(1)/       250,000            0             0              0
Co-Chair and CEO       1998  262,882         0        2,400/(1)/                          0             0         1,370,459/(2)/
                       1997    N/A           0           0               N/A              0             0             N/A

Itir Stackpole/        1999  250,000         0           0             250,000            0             0              0
Co-and Vice President  1998  262,882         0           0                0               0             0         1,370,459/(2)/
                       1997    N/A           0           0               N/A              0             0             N/A

Ridvan Ali Gurkan/     1999      0           0           0                0               0             0              0
Vice President,        1998  308,000/(3)/    0           0                0               0             0              0
International          1997      0           0           0                0               0             0              0
 Operations

Alan T. Goldstein      1999   50,000         0           0              50,000          10,000          0              0
                       1998    N/A          N/A         N/A              N/A             N/A           N/A            N/A
                       1997    N/A          N/A         N/A              N/A             N/A           N/A            N/A

Bert Perez             1999   58,333         0        8,400/(1)/       100,000          10,000          0              0
Chief Technical        1998    N/A          N/A         N/A              N/A             N/A           N/A            N/A
 Officer               1997    N/A          N/A         N/A              N/A             N/A           N/A            N/A

_______________
(1)  Represents car allowance.
(2) In 1998 CNSI was taxed under Subchapter S of the Internal Revenue Code. Edward and Itir Stackpole, as holders of 100% of the stock of CNSI, received distributions under Subchapter S of the Internal Revenue Code. One-half is imputed to each as other compensation.
(3)  Represents commissions.

Agreements with Management
--------------------------

     On January 1, 1999, Mr. Edward J. Stackpole entered into a three-year employment agreement with the Company at an annual salary of $300,000 per year and a quarterly bonus equal to 5% of the Company's net pre-tax quarterly income. Mr. Stackpole was also granted 600,000 non-qualified stock options exercisable at $3.50 per share over a 10-year period that will vest in increments of 50,000 options quarterly, provided that Mr. Stackpole is still employed on the last day of each quarter.

     On January 1, 1999 Mrs. Itir Stackpole entered into a three-year employment agreement with the Company at an annual salary of $250,000 per year and a quarterly bonus equal to 5% of the Company's net pre-tax quarterly income. Mrs. Stackpole was also granted 600,000 non-qualified options at $3.50 per share over a 10-year period that vest in increments of 50,000 options quarterly, provided that Mrs. Stackpole is still employed on the last day of each quarter.

     On June 1, 1999, Mr. Alan T. Goldstein entered into a three-year employment agreement with the Company at an annual salary of $100,000 per year. Mr. Goldstein's employment with the Company was terminated February 4, 2000. He received a signing bonus of 10,000 shares of the Company's Class A Common Stock, of which 5,000 vested immediately and 5,000 vested on December 1, 1999. Furthermore, Mr. Goldstein was granted 300,000 non-qualified options exercisable at $5.00 per share over a 10-year period, vesting in increments of 25,000 options quarterly. Mr. Goldstein and the Company are currently involved in an arbitration proceeding regarding the termination of his employment and the vesting of options relating thereto. (See PART II, Item 2 - Legal Proceedings, below for a discussion.)

     Effective on June 1, 1999, Mr. Bert Perez entered into a three-year employment agreement with the Company at an annual salary of $100,000 per year. Mr. Perez also receives a quarterly bonus equal to 3.3% of the Company's net pre-tax quarterly income. He received a signing bonus of 10,000 shares of the Company's Class A Common Stock, of which 5,000 vested immediately and 5,000 shares vested on December 1, 1999. Mr. Perez was granted 300,000 non-qualified options exercisable at $3.50 per share over a 10-year period that vest in increments of 25,000 options quarterly, provided that Mr. Perez is still employed on the last day of each quarter.

     The Company granted Mr. M. Dowell Stackpole 58,000 shares of Class A Common Stock on in January 1999 as compensation for joining the board of directors.

     From approximately the end of the third quarter of 1998 through the end of the second quarter of 1999, Mr. Edward J. and Itir Stackpole, our chief executive officer and vice-president respectively, held as nominees for Cyberfast, approximately $538,097 in personal accounts. These funds are reflected in the audited financial statements for the year ended December 31, 1999 as cash equivalents of Cyberfast. The funds including interest were used subsequent to December 31, 1999 as Cyberfast's working capital.

Option/Stock Appreciation Rights ("SAR") Grants during the most recently
------------------------------------------------------------------------
completed Fiscal Year
---------------------

     The following table sets out the stock options granted by the Company during the previous fiscal year to the Named Executive Officers of the Company. The following amounts include options that were granted prior to the previous fiscal year but were repriced during that year.



                      OPTION/SAR GRANTS IN PREVIOUS YEAR
                               INDIVIDUAL GAINS


                         Number of            % of Total
                         Securities          Options/SARs
                         Underlying           Granted to
                        Options/SARs         Employees in        Exercise or Base      Market Price on
Name                    Granted (#)          Fiscal Year           Price ($/Sh)         Date of Grant       Expiration Date
----                    -----------          -----------           ------------         -------------       ---------------
Edward J. Stackpole       200,000                 30.77%                $3.50                 $5.25             01/01/09
                           50,000                  7.69%                $3.50                 $7.00             12/31/09

Itir Stackpole            200,000                 30.77%                $3.50                 $5.25             01/01/09
                           50,000                  7.69%                $3.50                 $7.00             12/31/09

Alan Goldstein             50,000                  7.69%                $3.50                 $7.00             12/31/09

Bert Perez                 50,000                  7.69%                $3.50                 $9.19             05/31/09
                           50,000                  7.69%                $3.50                 $7.00             12/31/09

_________________

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End
--------------------------------------------------------------------------
Option/SAR Values
-----------------

     The following table sets out all Option/SAR exercised by the Named Executive Officers during the most recently completed fiscal year and the Option/SAR values for such persons as of the end of the most recently completed fiscal year.

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                          Number of Securities
                                                                               Underlying
                                                                              Unexercised               Value of
                                                                            Options/SARs at            Unexercised
                                                                               FY-End (#)            Options/SARs at
                                                                                                       FY-End ($)

                          Shares Acquired on                                  Exercisable/            Exercisable/
Name                         Exercise (#)         Value Realized ($)         Unexercisable            Unexercisable
----                     ---------------------  -----------------------  ----------------------  -----------------------
Edward J. Stackpole                 -0-                  -0-                      250,000                $1,750,000

Itir Stackpole                      -0-                  -0-                      250,000                $1,750,000

Alan T. Goldstein                   -0-                  -0-                       50,000                $  350,000

Bert Perez                          -0-                  -0-                      100,000                $  700,000

__________________

Compensation of Directors
-------------------------

     No salaries are paid to directors. However, each director receives options to acquire 50,000 shares of Class A Common Stock for each year of service as a director.

     No pension or retirement benefit plan has been instituted by the Company and none is proposed at this time and there is no arrangement for compensation with respect to termination of the directors in the event of change of control of the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information (consisting of Class A and Class B Common Stock) as of September 1, 2000 concerning the beneficial ownership of the Company's voting stock held by each director and named executive officer; each person known by us to be the beneficial owner of at least five percent of the Company's voting stock; and all named executive officers and directors as a group. The information is provided on a combined basis for Class A and Class B Common Stock to reflect share ownership and voting

                                                                                       Total of           Percent of Voting
Name and              Number of         Percent of    Number of       Percent of      Class A and               Power
Address of             Class A           Class A       Class B         Class B          Class B              (Combined
Beneficial Owner       Shares            Shares        Shares          Shares           Shares                 Classes)
----------------       ------            ------        ------          ------           ------                 --------
Edward J. and Itir    1,069,394/(1)/       26.15%      3,507,400        78.33%        4,576,744/(1)/             73.97%/(1)/
 Stackpole

N. Bruce Walko          207,358/(2)/        6.03%            -0-          -0-           207,358/(2)/              0.43%/(2)/

M. Dowell Stackpole     158,000/(3)/        4.73%            -0-          -0-           158,000/(3)/              0.33%/(3)/

Gerard Werner           101,471/(4)/        3.04%            -0-          -0-           101,471/(4)/              0.21%/(4)/

Bert Perez              210,000/(5)/        6.11%            -0-          -0-           210,000/(5)/              0.44%/(5)/

William Wollrab         300,988/(6)/        8.56%            -0-          -0-           300,988/(6)/              0.62%/(6)/

All officers and      2,022,161/(7)/       40.94%      3,507,400        78.33%        5,529,561/(7)/             74.62%/(7)/
 directors as a
 group (7 persons)

Oguz Stackpole          121,100             3.73%        965,200        21.56%        1,086,300                 20.35%

The FATA Group Sp.A.  1,466,276             45.3%            -0-          -0-         1,466,276                  3.05%

(1) Includes options to acquire 425,000 shares held by Edward Stackpole of which 400,000 are exercisable at $3.50 per share for ten years from date of grant and of which 25,000 are exercisable at $3.00 per share for ten years from date of grant. Also includes options to purchase 425,000 shares held by Itir Stackpole, of which 400,000 are exercisable at $3.50 per share form date of grant and of which 25,000 are exercisable at $3.00 per share for ten years from date of grant.
(2) Includes options to acquire 100,000 shares exercisable at $3.00 per share for ten years from date of grant and an additional 100,000 shares exercisable at $3.50 per share for ten years from the date of grant.
(3) Includes options to acquire 100,000 shares exercisable at $3.50 per share for ten years from date of grant. Also includes 8,000 shares held by M. Dowell Stackpole's wife and six children.
(4) Includes options to acquire 100,000 shares exercisable at $3.50 per share for ten years from date of grant.
(5) Includes options to acquire 200,000 shares exercisable at $3.50 per share for ten years from date of grant.
(6) Includes options to acquire 150,000 shares exercisable at $3.50 per share for ten years from date of grant and options to acquire 125,000 shares exercisable at $4.20 per share for ten years from date of grant.
(7) Includes footnotes 1 through 6.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edward and Itir Stackpole are husband and wife. M. Dowell Stackpole and Edward Stackpole are brothers. Ridvan Ali Gurkan is the brother of Itir Stackpole.

     The following table describes the shares that the Company issued to management and persons who were beneficial owners of more than five percent of the Company's common stock as part of the November 1998 Reorganization:

Shareholder Name                  Number and Class of Shares Issued
----------------                  ---------------------------------

Edward J. and Itir Stackpole        251, 044 shares of Class A Common Stock
                                    3,507,400 shares of Class B Common Stock

Oguz Stackpole/(1)/                 198,800 shares of Class A Common Stock
                                    965,200 shares of Class B Common Stock

Ali Gurkan/(2)/                     49,806 shares of Class A Common Stock
                                    67,450 shares of Class B Common Stock

Kenneth Greenberg/(3)(4)/           70,350 shares of Class A Common Stock
                                    209,950 shares of Class B Common Stock

_____________
(1) Son of Mr. and Mrs. Stackpole.
(2) Mr. Gurkan was a director at the time of the Reorganization. Mr. Gurkan is the brother of Itir Stackpole.
(3) Mr. Greenberg was an officer at the time of the Reorganization. Includes 50,350 shares of Class A Common Stock issued to Greengold International Corp., of which Mr. Greenberg was an affiliate.
(4) Issued to Greengold International Corp. a corporation of which Mr. Greenberg is an affiliate.


     As of December 31, 1999 the Company owed Edward and Itir Stackpole $0.529 million for accrued salaries. Since that date, the salaries have continued to accrue.

     The Company currently has outstanding loans to Mr. And Mrs. Stackpole totaling approximately $1,700,000, including accrued interest. In August 2000, the Company made a partial payment to the Stackpoles of $300,000 on the outstanding principal and interest. The outstanding debt is evidenced by a demand note that accrues interest at 9%, compounded quarterly.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit No.:

2.0       Plan of Reorganization. (1)
3.0       Articles of Incorporation. (1)
3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
3.2       Amendment to the Articles of Incorporation of Cyberfast Systems, Inc.
          (1)
3.3       Bylaws. (1)
10.1      Cisco Equipment Lease. (1)
10.2      Cyberfast/FATA Investment Agreement. (1)
10.3      Employment Agreement between the Company and Edward Stackpole. (2)
10.4      Employment Agreement between the Company and Itir Stackpole. (2)
10.5      Employment Agreement between the Company and Bert Perez. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0      Subsidiaries. Filed herewith.
27.1      Financial Data Schedule. Filed herewith.

_____________
(1) Incorporated by reference from the Company's filing on Form 10-SB.
(2) To be filed by amendment to the Company's Form 10-SB.

     (b)  Reports on Form 8-K:

     On November 16, 1999 the Company filed a report on Form 8-K, reporting an event on September 30, 1999 regarding a change in the Company's auditor. The Company filed Form 8-K/A No. 1 on August 22, 2000 amending the September 30, 1999 Form 8-K.

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CYBERFAST SYSTEMS, INC.



Dated:  September 20, 2000      By: /s/ Edward J. Stackpole
                                   -------------------------------------
                                   Edward J. Stackpole, Chief Executive Officer
                                   and Co-Chairman of the Board


Dated:  September 20, 2000      By: /s/   Itir Stackpole
                                   -------------------------------------
                                   Itir Stackpole, Chief Financial Officer


Dated:  September 20, 2000      By: /s/ Itir Stackpole
                                   -------------------------------------
                                   Itir Stackpole, Vice President and
                                   Co-Chairman of the Board


Dated:  September 20, 2000      By: /s/ N. Bruce Walko
                                   -------------------------------------
                                   N. Bruce Walko, President, Director


Dated:  September 20, 2000      By: /s/ M. Dowell Stackpole
                                   -------------------------------------
                                   M. Dowell Stackpole, Director


Dated:  September 20, 2000      By: /s/ Bert Perez
                                   -------------------------------------
                                   Bert Perez, Chief Technical Officer, Director


Dated:  September 20, 2000      By: /s/ Gerard Werner
                                   -------------------------------------
                                   Gerard Werner, Secretary, Director

                    Cyberfast Systems, Inc. and Subsidiaries


                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------


                                                                     PAGE
                                                                     ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1


CONSOLIDATED FINANCIAL STATEMENTS

 Balance Sheet                                                        F-2

 Statements of Operations                                             F-3

 Statements of Stockholders' Deficiency                               F-4

 Statements of Cash Flows                                             F-5

 Notes to Consolidated Financial Statements                       F-6 - F-18

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Cyberfast Systems, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Cyberfast Systems, Inc. and Subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberfast Systems, Inc. and Subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.

                           RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
May 11, 2000, except for Note 9 as to
   which the date is August 1, 2000

                   Cyberfast Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1999



                                                                         1999
                                                                         ----
                                    ASSETS
                                    ------

Current Assets:
    Cash                                                             $        -
    Advances to officers/directors and others                            15,000
                                                                     ----------
       Total current assets                                              15,000

Property and Equipment, Net of Accumulated Depreciation
    of $92,094 and $2,000                                               358,376

Deposits                                                                      -
                                                                     ----------

                                                                     $  373,376
                                                                     ==========
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                   ----------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses:
       Stockholder compensation                                      $  528,826
       Other                                                            262,275
    Majority stockholder/officer/director/loan                        1,346,361
    Income taxes payable                                                151,000
    Bank overdraft                                                       22,566
                                                                     ----------
       Total current liabilities                                      2,311,028
                                                                     ----------

Commitments, Contingencies, Other Matters and Subsequent Event                -

Stockholders' Deficiency:
    Preferred stock, $100. par value; 5,000,000

                   Cyberfast Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

       shares authorized; 0 shares issued                                   -

    Common stock

       Class A, $.01 par value; 40,250,000 shares authorized;
           1,710,450 and 1,459,950 shares issued and outstanding       17,105
       Class B, $.01 par value; 4,750,000 shares authorized;
           4,540,050 shares issued and outstanding                     45,400
    Additional paid-in capital                                      2,419,607
    Deficit                                                        (4,419,764)
                                                                  -----------
                                                                   (1,937,652)
                                                                  -----------
                                                                  $   373,376
                                                                  ===========

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                         1999            1998
                                                                                         ----            ----
Revenues:
    Data communications services                                                    $   435,739     $ 7,474,685

Cost of Sales                                                                           637,191       2,220,941
                                                                                    -----------     -----------

Gross Margin                                                                           (201,452)      5,253,744
                                                                                    -----------     -----------
Other Operating Expenses:
    General and administrative                                                        1,399,495       3,425,795
    Common stock and options issued for services                                      2,210,410          48,306
                                                                                    -----------     -----------
         Total expenses                                                               3,609,905       3,474,101
                                                                                    -----------     -----------

Income (Loss) from Operations                                                        (3,811,357)      1,779,643
                                                                                    -----------     -----------

Other Income (Expense):
    Interest expense, stockholder                                                       (78,540)              -
                                                                                              -          13,287
    Interest income
    Penalties and interest                                                             (115,000)              -
    Proceeds from contract settlement                                                         -         836,000
                                                                                    -----------     -----------
                                                                                       (193,540)        849,287
                                                                                    -----------     -----------
Income (Loss) before Income Taxes                                                    (4,004,897)      2,628,930
Income Tax (Expense) Benefit                                                            224,000        (260,000)
                                                                                    -----------     -----------
Net Income (Loss)                                                                   $(3,780,897)    $ 2,368,930
                                                                                    ===========     ===========

Net Income (Loss) Per Common Share -
    Basic and Diluted                                                               $     (0.61)    $      0.39
                                                                                    ===========     ===========
Weighted Average Number of Common
    Shares Outstanding                                                                6,148,984       6,000,000
                                                                                    ===========     ===========

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1999 and 1998


1998 Proforma Tax:

During 1998, through September 30, 1998 the Companies were taxed as subchapter S Corporations.

The proforma tax is computed as if Cyberfast Systems, Inc. and Subsidiaries were taxed for the entire calendar year 1998 as a conventional corporation under the Internal Revenue Code.

     Income from operations before income tax                   $2,628,930
     Provisions for income tax                                     989,000
                                                                ----------
     Net income                                                 $1,639,930
                                                                ==========

     Net income per share                                       $     0.27
                                                                ==========

     Weighted average outstanding shares                         6,000,000
                                                                ==========

                   Cyberfast Systems, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    YEARS ENDED DECEMBER 31, 1999 and 1998


                                            Common Stock
                                        Shares                     Amount                  Additional      Retained
                                        ------                     ------                   Paid-In        Earnings
                                        Class A      Class B      Class A         Class B   Capital       (Deficit)       Total
                                        -------      -------      -------         -------   -------       ---------       -----
Balance, December 31, 1997             1,459,950    4,540,050     $ 14,600       $ 45,400   $ 211,702     $  (266,880)  $     4,822

Year ended December 31, 1998:

     Net income                                -            -            -              -           -       2,368,930     2,368,930

     Distributions to stockholders             -            -            -              -           -      (2,740,917)   (2,740,917)
                                      ----------   ----------     --------       --------  ----------     -----------   -----------

Balance, December 31, 1998             1,459,950    4,540,050       14,600         45,400     211,702        (638,867)     (367,165)

Year ended December 31, 1999:

     Issuance of common stock for        250,500            -        2,505                  1,397,995               -     1,400,500
     services

     Options granted for services              -            -            -              _     809,910               -       809,910

     Net loss                                  -            -            -              -           -      (3,780,897)   (3,780,897)
                                      ----------   ----------     --------       --------  ----------     -----------   -----------

Balance, December 31, 1999             1,710,450    4,540,050     $ 17,105       $ 45,400  $2,419,607     $(4,419,764)  $(1,937,652)
                                      ==========   ==========     ========       ========  ==========     ===========   ===========

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                                        1999            1998
                                                                                        ----            ----
Cash Flows from Operating Activities:
    Net income (loss)                                                               $ (3,780,897)    $ 2,368,930
    Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
         Depreciation                                                                     90,094           2,000
         Stock-based compensation                                                      2,210,410          48,306
         Loss on confiscated assets                                                            -         108,892
         Changes in operating assets and liabilities:
         (Increase) decrease in:
            Customer deposits                                                                  -        (309,000)
            Other                                                                          3,027          20,000
         Increase (decrease) in:
            Accounts payable                                                             640,190         (54,023)
            Income taxes payable                                                        (109,000)        260,000
                                                                                    ------------     -----------
                 Net cash provided by (used in) operating activities                    (946,176)      2,445,105
                                                                                    ------------     -----------

Cash Flows from Investing Activities:
    Purchase of property and equipment                                                  (347,233)        (93,237)
    Repayment of stockholder loan receivable                                                   -         150,000
    (Advances to) repayments from officers/directors and others                          (15,000)              -
                                                                                    ------------     -----------
                 Net cash provided by (used in) investing activities                    (362,233)         56,763
                                                                                    ------------     -----------

Cash Flows from Financing Activities:
    Bank overdraft                                                                        22,566               -
    Loans from stockholders                                                            1,275,861          70,500
    Distributions to stockholders                                                              -      (2,740,917)
                                                                                    ------------     -----------
                 Net cash provided by (used in) financing activities                   1,298,427      (2,670,417)
                                                                                    ------------     -----------

Net Decrease in Cash and Cash Equivalents                                                 (9,982)       (168,549)

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEAR ENDED DECEMBER 31, 1999 and 1998

Cash and Cash Equivalents, Beginning                       9,982       178,531
                                                    ------------   -----------

Cash and Cash Equivalents, Ending                   $          -   $     9,982
                                                    ============   ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                          $          -   $         -
                                                    ============   ===========

                    Cyberfast Systems, Inc. And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1999 AND 1998



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

           Cyberfast Systems, Inc. (the "Company") is an international provider of data communications services. The Company operates long distance and voice communication services primarily between the United States and under-served, under-developed or developing countries. All transmissions originate in the United States.

         Organization and Capitalization

           The Company was originally incorporated as SmartFit Brassiera Co., Inc., a New York corporation, and was in the business of selling women's undergarments. The Company changed its name to Smart Fit Foundation, Inc. on September 8, 1995.

           In October 1998, pursuant to an Agreement and Plan of Reorganization, Smart Fit Foundation, Inc. (a non-operating public shell), acquired 100% of the common stock of Cyberfast Network Systems Corp., in exchange for 97.8% of Smart Fit Foundation, Inc.'s common stock. On October 19, 1998, Smart Fit Foundation, Inc. changed its name to Cyberfast Systems, Inc.

           The Company's certificate of incorporation authorized the issuance of 50,000,000 shares of capital stock consisting of 5,000,000 shares of preferred stock with a $100.00 par value per share, 40,250,000 shares of Class A common stock with a $.01 par value per share and one vote per share and 4,750,000 shares of Class B common stock with a $.01 par value per share and ten votes per share.

           In October 1999, the Company acquired 100% of the outstanding capital stock of Global Telecom and Internet Ventures, Inc. (Global), an unrelated entity, in exchange for 180,000 shares of Company Class A common stock. The acquisition was accounted for as a pooling of interest, and, as a result, the consolidated financial statements give retroactive effect to the transaction. Global had minimal assets, liabilities or operations as of the date of the acquisition and for the periods included in these consolidated financial statements.

         Principles of Consolidation

           The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

                    Cyberfast Systems, Inc. And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Revenue Recognition

           Revenue is recognized when earned and recorded net of estimated chargebacks.

         Property and Equipment

           Property and equipment are recorded at cost and depreciation is provided using the straight-line method over the estimated useful lives of the assets. Gain or loss on disposition of assets, if any, is recognized currently. Repairs and maintenance of property and equipment are charged to expense as incurred. Major replacements and betterments are capitalized and depreciated over the remaining useful lives of the assets.

         Income Taxes
           Cyberfast Network Systems Corp. was taxed under the provisions of Subchapter S of the Internal Revenue Code up to the Plan of Reorganization. Under the Subchapter S provisions, the Company generally does not pay federal corporate tax, but rather, the stockholders' share of income or loss is included in their individual tax returns. The Company terminated the S Corporation election effective September 30, 1998.

           The Company accounts for its income taxes using Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Concentrations of Credit Risk

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash.

           At certain times during the year the Company may have had cash balances in excess of federally insured limits. The Company maintains its cash balances with high quality financial institutions that the Company believes limits these risks.

                    Cyberfast Systems, Inc. And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Cash Equivalents

           For purposes of the statement of cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Stock-Based Compensation

           The Company accounts for stock-based compensation issued to employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the estimated market price of the Company's stock at the date of grant or agreement in principle to grant the option, if earlier, over the amount the recipient must pay to acquire the stock.

           Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123. The Company follows SFAS No. 123 in accounting for stock options issued to non-employees.

         Advertising

           Advertising costs are charged to expense as incurred. Advertising costs incurred for the years ended December 31, 1999 and 1998 were not material.

                    Cyberfast Systems, Inc. And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Recent Accounting Pronouncements

           In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and displaying comprehensive income, its components, and accumulated balances. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. Both SFAS No. 130 and SFAS no. 131 are effective for periods beginning after December 15, 1997. The Company adopted these new accounting standards in 1998, and their adoption had no effect on the Company's financial statements and disclosures.

           In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

           Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its consolidated financial statements.

NOTE 2.  GOING CONCERN CONSIDERATIONS

           The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. As reflected in the consolidated financial statements, the Company incurred a net loss of approximately $3,890,000 in 1999 and as of December 31, 1999 the consolidated financial position reflect a bank overdraft, minimal current assets, and a stockholders' deficiency of approximately $1,787,000. During 1998, the Company was operating almost exclusively in India. In September 1998, India, alleging inappropriate use of the telephone lines and non-payment of various taxes and tariffs, confiscated all the Company's operating assets, including cash accounts, in India (see Note 3). As a result, the Company had no active operations and has spent 1999, continuing into 2000, reestablishing its business operations.

                    Cyberfast Systems, Inc. And Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 2.  GOING CONCERN CONSIDERATIONS (Continued)

         Management's plans with regard to these matters include:

         During 2000 the Company is building a network of Points of Presence
         (POPs) around the world. This worldwide footprint will be used for transport of voice, data, video, Internet access and multimedia by a variety of users. The Company owns a switch center in Florida where it receives and transmits all of the traffic between the U.S. and all international gateway locations via a fiber optic link to a satellite dish in Amsterdam, Holland. The Company plans to leverage IP technology to reduce the costs of providing telecommunications services in traditionally high priced markets.

         The Company has gained access to a state of the art satellite infrastructure through a lease with Royal Dutch Telecom (KPN) that has a footprint in Europe, Asia, and Africa. This unique position enables the Company to deploy its toll quality services quickly and efficiently in any geographical location (in Europe, Asia and Africa) without having to have access to expensive land-based infrastructure. To enable the Company to build a presence in selected countries, management has entered into a strategic alliance with KPN, which will provide the Company with high bandwidth access to Western Europe.

         To fund the Company's international development, management entered into a Memorandum of Understanding (MOU) with FATA Group SpA, which calls for a series of capital investments. (See note 9) The eventual success of management's plans cannot be ascertained with any degree of certainty.

         The conditions described above regarding going concern considerations raise substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these significant risks and uncertainties.

NOTE 3.  CONFISCATED ASSETS

         In September 1998, India, the country in which the Company was conducting substantially all of its business operations, issued an injunction stopping the Company from operating and seized all Company assets located in India. The primary assets confiscated were property and equipment, which had a net book value of approximately $109,000 at the time it was confiscated. In addition, the Company had three bank accounts with minimal balances, which were also confiscated. All confiscated assets have been expensed in the accompanying consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 4.  STOCKHOLDER LOANS

         At various times during 1999, the majority stockholders loaned a total of $1,346,361 to the Company. A demand note was executed January 1, 2000, which provides for quarterly interest payments at 9%. Subsequent to year-end, the stockholders loaned an additional approximately $185,000 to the Company. During 1999, the Company incurred, but did not pay, interest expense of approximately $78,000 in connection with these loans.

NOTE 5.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

         A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                Years Ended
                                                               December 31,
                                                              1999         1998
                                                              ----         ----

         Tax provision at the statutory rate of 34%     $ (1,296,000) $ 894,000
         State income taxes, net of federal income tax      (114,000)    95,000
         Benefit of net operating loss carryback            (224,000)         -
         Stock based compensation                            370,000          -
         Tax relating to subchapter S status                       -   (729,000)
         Change in valuation allowance                       991,000          -
         Other                                                49,000          -
                                                        ------------  ---------
                                                        $   (224,000) $ 260,000
                                                        ============  =========

         The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets are as follows:



                                                                    December 31,

          Benefit of net operating loss carry forward                 $621,000
          Stock and options issued for compensation                    370,000
          Less valuation allowance                                    (991,000)
                                                                      --------
             Net deferred tax asset                                   $      -
                                                                      ========

         As of December 31, 1999, sufficient uncertainty exists regarding the reliability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

                   Cyberfast Systems, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 5.  INCOME TAXES (Continued)

         The Company is delinquent in the filing of various federal and state income tax returns. The Company is also delinquent in paying 1998 federal and state income taxes. Estimated penalties and interest through December 31, 1999 have been recorded in these 1999 consolidated financial statements in the amount of $151,000. The Company may also be subject to possible review and examination of such tax returns by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any that may be assessed will be charged to operations when determined.

         In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater that 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership is contemplated in the proposed sale of common stock (see Note 9). Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carry forwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

NOTE 6.  COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS

         Litigation

             The Company is involved in certain lawsuits arising in the ordinary course of business. In the opinion of management, any liabilities resulting from such litigation would not be material in relation to the Company's consolidated financial position.

         Employment Agreements

             The Company has entered into employment agreements with its executive officers, effective January 1999, the terms of which expire at various times through June 2002. Such agreements, which have been revised from time to time, provide for minimum salary levels, as well as for incentive bonuses, payable quarterly. The agreements also provide for the grant of 1,800,000 stock options at $3.50 per share, 300,000 stock options at $5.00 per share and 300,000 stock options at market value pursuant to a vesting schedule. The stock options vest quarterly over three-year periods and expire after ten years. The aggregate commitment for future salaries at December 31, 1999, excluding bonuses and stock options, is approximately $1,350,000. During 1999 two officer/director/employees agreed to defer payment of a large portion of their compensation. Included in accrued expenses is approximately $529,000 of compensation due to these officer/director/employees at December 31, 1999.

                  Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 6.   COMMITMENTS, CONTINGENCIES, AND OTHER MATTERS (Continued)

          Employment Agreements (Continued)

               One agreement was terminated during 1999 with only 50,000 of the 300,000 options granted vested; the remainder were canceled. An arbitration claim has been filed by the former employee against the Company. The maximum exposure is the balance of wages due for the remaining term of the agreement, approximately $300,000, and the vesting of all stock options. The Company believes that the contract was terminated for cause, that the Company has no financial obligations to the previously employee, and is vigorously defending this action.

          Service Agreements

               The Company has service agreements with several contractors that provide service for circuits originating in the United States and terminating in foreign countries. The agreements, which provide for compensation based primarily on a percentage of income generated, expire at various dates through December 2004. The contractors provide the equipment, facilities, and related services required for terminating data and voice calls, and otherwise receiving and/or transmitting communications.

          Satellite Service Agreement

               The Company has two service agreements with a satellite provider. The agreements, which provide for monthly payments totaling $28,800, expire through August 2000. As of December 31, 1999, approximately $106,000 was incurred, but unpaid, under these agreements and is included in accounts payable. The remaining payments due in 2000 under these agreements total approximately $113,000.

          Operating Leases

               The Company leases certain of its facilities and equipment under non-cancelable operating leases, which expire through June 2004. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities.

               Minimum future lease payments on these leases are as follows:

                Year ending December 31:

                  2000                                                $293,000
                  2001                                                 300,000
                  2002                                                 154,000
                  2003                                                 103,000
                  2004                                                  52,000
                                                                      --------
                     Total                                            $902,000
                                                                      ========

               Rent expense for the facility was $46,585 and $128,698 for 1999 and 1998, respectively.

         Foreign Operations

           The Company conducts business operations in foreign countries where the customs, laws and business practices are different from those in the United States. The laws and regulations in these countries may change without notice or may not be appropriately enforced, resulting in the interruption of service or other consequences to the Company. These consequences could have a material effect on the Company.

         Significant Customers and Suppliers

           The Company sells its data communications services to a limited number of customers. One customer accounted for 100% of the revenue during the year ended December 31, 1999. Two customers accounted for 50% of the revenues each during the year ended December 31, 1998.

           The Company leases long-distance networks, which the Company is dependent on to connect and route calls. One supplier accounted for 100% of these services during the years ended December 31, 1999 and 1998.

         Placement Agent Agreement

           During September 1999, the Company entered into an agreement in connection with placement services for proposed private placements of equity or debt securities at any time within twelve months from September 23, 1999. If one or more sales are consummated , the Company will pay a placement fee equal to 10% of the purchase price and issue placement agent warrants to purchase 2% of the fully diluted shares of common stock of the Company at the closing bid price on the date of the closing of the sale. The Company has also agreed to pay reasonable out-of-pocket expenses not to exceed $25,000.

         Related Party Transactions

           During 1998, approximately $310,000 of commissions were paid to two consultants who are related by birth to a majority stockholder. These agents resigned from providing services in the second quarter of 1999. During the first half of 1999, there were no revenues and, as a result, no commissions earned.

           During 1999, the Company issued 58,000 shares of Class A common stock and options to purchase an additional 50,000 shares at $3.50 per share (the fair value of the underlying shares on the date of grant) to a member of the Company's Board of Directors who is related by birth to a majority stockholder. The common shares and options were issued in connection with services provided during 1999 as a member of the Board of Directors. Subsequent to December 31, 1999, this Board member received an additional 50,000 options to purchase common stock, again in connection with services to be rendered as a Board member.

NOTE 7.  NET INCOME (LOSS) PER SHARE

         The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which requires the presentation of both basic and diluted net income (loss) per share.

         Basic net income (loss) per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation was 6,148,984 and 6,000,000 for 1999 and 1998, respectively. Diluted income
         (loss) per common share has not been presented, since the effect of common share equivalents is not material in 1998 and would be anti-dilutive in 1999.

NOTE 8.  STOCK-BASED COMPENSATION

         Stock Issued for Services

             During 1999, the Company issued 250,500 shares of Class A common stock to certain employees and consultants in exchange for services, including 50,000 shares issued to a related party (see
             Note 6). These shares have been accounted for as compensation/consulting expense at the estimated fair value of the shares issued, unless the value of the services was more reliably determined, with a corresponding credit to additional paid-in capital. The total expense recorded in connection with the issuance of these common shares was $1,400,500.

         Stock Options

             In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

             Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. The Company granted 2,575,000 options to employees of which 900,000 was vested as of December 31, 1999. Compensation expense of $340,750 has been recognized in these consolidated financial statements for 1999 relating to these vested options. Had compensation cost for the plan been determined on the fair value at the grant date consistent with SFAS No. 123, the Company's net earnings would have been as follows:

             Net Loss:
                As Reported                                         $(3,889,897)
                Pro Forma                                           $(7,446,397)

             Basic Net Loss Per Share:
                As Reported                                              $(0.63)
                Pro Forma                                                $(1.21)

             The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company granted 148,000 options to non-employees as of December 31, 1999, all of which are vested. Expense of $469,160 has been recorded in the accompanying consolidated financial statements for 1999.

             The Company estimates the fair value of each stock option at the grant date by using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants; no dividend yield; an expected life of ten years; 143% expected volatility, and 6.00% risk free interest rate.

             The option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

             A summary of the status of options as of December 31, 1999 and changes during the period ended on that date are presented below:

                                                           Weighted
                                                Number     Average        Expiration
                                             of Shares     Price             Date
                                             ---------     -----             ----
             Balance, December 31, 1998              -     $   -

             Year Ended December 31, 1999:
                Granted                      2,723,000      3.63           November 2004
                Exercised                                               to December 2009
                                                     -
                Expired                        250,000
                                             ---------
             Balance, December 31, 1999      2,473,000       3.63          November 2004
                                             =========                  to December 2009

           The following table summarizes information about outstanding options at December 31, 1999:

                  Options Outstanding                              Options Exercisable
      ---------------------------------------------     -------------------------------------------
                          Number         Weighted                            Number
                       Outstanding       Average             Range       Exercisable      Weighted
          Range of          at          Remaining             of              at           Average
          Exercise     December 31,    Contractual         Exercise      December 31,      Exercise
           Prices          1999           Life              Price            1999           Price
           ------          ----           ----              -----            ----           -----
       $3.50 - $7.00    2,473,000       9 years         $3.50 - $7.00     1,048,000         $3.63
       =============    =========       =======         =============     =========         =====

     Subsequent to year end, 250,000 options were granted to employee board members and 150,000 options vested pursuant to employment agreements, and 148,000 options were granted to certain board and advisory board members.

NOTE 9.  SUBSEQUENT EVENT

     On May 5, 2000, the Company entered into a Memorandum of Understanding ("MOU") in connection with the sale of common stock. The MOU provides for a bridge loan of $300,000, repayable from the first capital funding with interest at 6%, but in no case later than August 1, 2000. This bridge loan, which is guaranteed by the majority stockholders, was received by the Company in May, 2000.

     The purchaser, upon successful conclusion of preliminary due diligence, has the right to contract to purchase 45% of the total outstanding capital stock and 51% of the voting rights of the Company for $5,000,000 payable in two tranches. Within seven days of the execution of the contract, the purchaser must purchase $1,500,000 of Class A common stock. The purchaser then has 150 days to complete any and all due diligence. At that time, if the purchaser has decided to complete the transaction, the remaining $3,500,000 is to be funded.

     In addition to the 45% of outstanding capital stock, the purchaser will receive a warrant to purchase at least an additional 6% of the outstanding capital stock of the Company at $3.00 per share (based on fair value at the date of the MOU).

     In the event that the purchaser decides, pursuant to final due diligence, not to purchase the second tranche, the purchaser will have a put option in connection with the first tranche. The put option will require the Company to buy back the shares acquired in the first tranche for $1,500,000, plus interest at 6% per annum for the time the shares were held. The Company must repurchase the shares within four months from the time the purchaser makes the request. The transaction, in its entirety, is personally guaranteed by the current majority stockholders.

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     On July 26, 2000, the Company entered into an investment agreement which contractually obligates the purchaser and the Company to the terms of the MOU as outlined above. On August 1, 2000, the Company received payment in full for the first tranche in exchange for the issuance of 1,466,276 Class A common stock. After repayment of the bridge loan, including interest, the Company received net proceeds of $1,199,964.

                                 EXHIBIT INDEX


 2.0  Plan of Reorganization. (1)
 3.0  Articles of Incorporation. (1)
 3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
 3.2  Amendment to the Articles of Incorporation of Cyberfast Systems, Inc. (1)
 3.3  Bylaws. (1)
10.1  Cisco Equipment Lease. (1)
10.2  Cyberfast/FATA Investment Agreement. (1)
10.3  Employment Agreement between the Company and Edward Stackpole. (2)
10.4  Employment Agreement between the Company and Itir Stackpole. (2)
10.5  Employment Agreement between the Company and Bert Perez. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0  Subsidiaries. Filed herewith.
27.1  Financial Data Schedule. Filed herewith.

-------------
(1) Incorporated by reference from the Company's filing on Form 10-SB.
(2) To be filed by amendment to the Company's Form 10-SB.