Form 10QSB
period 2000-03-31
CYBERFAST SYSTEMS INC
filed 2000-09-25
CIK 1093838

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2000
-------------------------------------------------------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                    to
-------------------------------------------------------------------

Commission file number                                0-27263
-------------------------------------------------------------------
                            Cyberfast Systems, Inc.
-------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Florida                                        13-5398600
-------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer incorporation or
organization)                               Identification No.)


                777 Yamato Road, Suite 105, Boca Raton FL 33431
-------------------------------------------------------------------
                   (Address of principal executive offices)

                                (561) 995-6255
-------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 20, 2000, there were 3,239,176 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one):
                                Yes [ ] No [X]

                         PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements  (Unaudited)

INDEX TO FINANCIAL STATEMENTS                                     PAGE
-----------------------------                                     ----
Condensed Balance Sheets March 31, 2000 (Unaudited)               3-4

Condensed Statements of Operations Three months ended             5
March 31, 2000 (Unaudited)

Condensed Statements of Cash Flows Three months ended             6
March 31, 2000 (Unaudited)

Notes to Condensed Financial Statements                           7-9

                   CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                              March 31,         December 31,
                          ASSETS                                                2000                1999
                          ------                                                ----                ----
                                                                            (Unaudited)
Current Assets:
    Cash                                                                    $     3,666         $         --
    Advances to officers/directors and others                                    10,000               15,000
                                                                            -----------         ------------
       Total current assets                                                      13,666               15,000

Property and Equipment, Net of Accumulated Depreciation
    of $123,645 and $92,094                                                     326,825              358,376

Deposits                                                                          8,521
                                                                            -----------         ------------

                                                                            $   349,012         $    373,376
                                                                            ===========         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses:

       Stockholder compensation                                             $   666,346         $    528,826
       Other                                                                    410,956              183,735
    Majority stockholder/officer/director/loan, including interest            1,567,587            1,424,901
    Income taxes payable                                                        151,000              151,000
    Bank overdraft                                                                   --               22,566
                                                                            -----------         ------------
       Total current liabilities                                              2,795,889            2,311,028
                                                                            -----------         ------------

Commitments, Contingencies, Other Matters and Subsequent Event                       --                   --

Stockholders' Deficiency:
    Preferred stock, $100. par value; 5,000,000
       shares authorized; 0 shares issued
    Common stock
       Class A, $.01 par value; 40,250,000 shares authorized;
           1,710,450 shares issued and outstanding                               17,105               17,105
       Class B, $.01 par value; 4,750,000 shares authorized;
           4,540,050 shares issued and outstanding                               45,400               45,400
    Additional paid-in capital                                                2,826,867            2,419,607
    Deficit                                                                  (5,336,249)          (4,419,764)
                                                                            -----------         ------------
                                                                             (2,446,877)          (1,937,652)
                                                                            -----------         ------------
                                                                            $   349,012         $    373,376
                                                                            ===========         ============

See notes to consolidated financial statements

                   CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Three Months Ended
                                                                          March 31,
                                                                          ---------
                                                                             2000                1999
                                                                             ----                ----
                                                                          (Unaudited)
Revenues:
    Data communications services                                          $   135,035      $        --

Cost of Sales                                                                 278,182          124,789
                                                                          -----------      -----------

Gross Margin                                                                 (143,147)        (124,789)
                                                                          -----------      -----------

Other Operating Expenses:
    General and administrative                                                330,078          260,035
    Common stock and options issued for services                              407,260           95,000
                                                                          -----------      -----------
         Total expenses                                                       737,338          355,035
                                                                          -----------      -----------

Income (Loss) from Operations                                                (880,485)        (479,824)
                                                                          -----------      -----------

Other Income (Expense):
    Interest expense, stockholder                                             (36,000)              --
    Interest income                                                                --               --
    Penalties and interest                                                         --               --
    Proceeds from contract settlement                                              --               --
                                                                          -----------      -----------
                                                                              (36,000)              --
                                                                          -----------      -----------
Income (Loss) before Income Taxes                                            (916,485)        (479,824)
Income Tax (Expense) Benefit                                                       --          142,000
                                                                          -----------      -----------
Net Income (Loss)                                                         $  (916,485)     $  (337,824)
                                                                          ===========      ===========

Net Income (Loss) Per Common Share -
    Basic and Diluted                                                     $     (0.15)     $     (0.06)
                                                                          ===========      ===========

Weighted Average Number of Common
    Shares Outstanding                                                      6,250,500        6,021,194
                                                                          ===========      ===========

See notes to consolidated financial statements

                   CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                   Three Months Ended
                                                                              March 31,

                                                                                2000             1999
                                                                                ----             ----
                                                                             (Unaudited)
Net loss                                                                     $ (916,485)      $  (337,824)
Adjustments to reconcile net loss to net cash and
    cash equivalents used in operating activities:
      Depreciation                                                               31,551             6,613
      Stock-based compensation                                                  407,260            95,000
      Interest on stockholder loans                                              36,000             4,300
      Changes in operating assets and liabilities:
      Increase in deposits                                                       (8,521)                -
      Increase (decrease) in:
         Accounts payable and accrued expenses                                  364,741           180,989
         Income taxes payable                                                         -          (142,000)
                                                                             ----------       -----------
             Net cash used in operating activities                              (85,454)         (192,922)
                                                                             ----------       -----------


Purchase of property and equipment                                                    -           (26,001)
(Advances to) repayments from  officers/directors and others                      5,000                 -
                                                                             ----------       -----------
             Net cash provided by (used in) investing activities                  5,000           (26,001)
                                                                             ----------       -----------


Bank overdraft                                                                  (22,566)                -
Loans from stockholders                                                         106,686           236,793
                                                                             ----------       -----------
             Net cash provided by (used in) financing activities                 84,120           236,793
                                                                             ----------       -----------

                                                                                  3,666            17,870

                                                                                      -             9,982
                                                                             ----------       -----------

                                                                             $    3,666       $    27,852
                                                                             ==========       ===========

Cash paid for interest                                                       $        -       $         -
                                                                             ==========       ===========

See notes to consolidated financial statements

Item 2.   Management's Discussion and Analysis and Plan of Operation

Three Month Periods Ended March 31, 1999 And 2000

Table 1 - Percentage Analysis of Quarterly Results of Operations

=========================================================================================================
                                        Quarter                                    Percentage Change
                                        -------                                    -----------------
                                         Ended
---------------------------------------------------------------------------------------------------------
                                        March 31,             March 31,              Between Periods
                                        ---------             ---------              ---------------
                                          2000                  1999                   (Decrease)
---------------------------------------------------------------------------------------------------------
 Revenues                                   100.0%                100.0%                              N/A
---------------------------------------------------------------------------------------------------------
 Expenses
---------------------------------------------------------------------------------------------------------
 COGS                                       206.0%                   N/A                           123.2%
---------------------------------------------------------------------------------------------------------
 Gross Margin                                  N/A                   N/A                            14.6%
---------------------------------------------------------------------------------------------------------
 General & Administrative                   244.4%                   N/A                            26.9%
---------------------------------------------------------------------------------------------------------
 Stock Based Compensation                   301.6%                   N/A                           328.7%
---------------------------------------------------------------------------------------------------------
 Total Op. Expenses                        (546.0%)                  N/A                           107.7%
---------------------------------------------------------------------------------------------------------
 Income (Loss) from ops.                   (652.0%)                  N/A                            83.5%
---------------------------------------------------------------------------------------------------------
 Other Income                                   -                      -                               -
---------------------------------------------------------------------------------------------------------
 Int. Expense, stockholder                   26.7%                   N/A                              N/A
---------------------------------------------------------------------------------------------------------
 Interest Income                                -                    N/A                              N/A
---------------------------------------------------------------------------------------------------------
 Penalties and Interest                         -                      -                               -
---------------------------------------------------------------------------------------------------------
 Income (Loss) before tax                  (678.7%)                  N/A                            91.0%
---------------------------------------------------------------------------------------------------------
 Income Tax (Expense) Ben.                      -                    N/A                              N/A
---------------------------------------------------------------------------------------------------------
 Net Income (Loss)                         (678.7%)                  N/A                           171.3%
---------------------------------------------------------------------------------------------------------
 Net Income (Loss)/share                   ($0.15)                ($0.06)                          150.0%
=========================================================================================================

          Table 1 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

          For the three month period ended March 31, 2000, revenues increased from $0.00 million for the comparable prior three month period ended March 31, 1999 to $0.135 million. The absence of sales for the three month period ended March 31, 1999 was the direct result of the government intervention in India (as described in the Company's report on Form 10-KSB). Insignificant revenues were generated for the quarter ended March 31, 2000 as a result of the activation of a circuit administered under new policy guidelines established by the Company in response to the government intervention in India during September, 1998.

          The Company's cost of goods sold increased 123.2% from $0.125 million during the three month period ended March 31, 1999 to $0.278 million during the three month period ended March 31, 2000. Since there was no revenue for the three month period ended March 31, 1999, comparisons between the comparable periods as a percentage of revenues are meaningless. The increase in cost of goods sold was due to increased costs associated with the start-up of POPs. Resulting negative gross margins as a percentage of revenues are meaningless, however, between the periods, the gross margin deficit increased 14.6% from $0.125 million during the three month period ended March 31, 1999 to $0.143 million during the three month period ended March 31, 2000. These negative margins are the result of increased depreciation due to equipment purchases and installation and maintenance expenses that the Company normally incurs prior to the start-up of POPs.

          General and administrative expenses increased 26.9% from the three month period ended March 31, 2000 from the comparable prior period ended March 31, 1999 to $0.330 million from $0.260 million. These increases were associated with activities by the Company in anticipation of the establishment of revenue generating POPs. Since there were no revenues for the three month period ended March 31, 1999, percentage of revenues analysis are meaningless. For the three month period ended March 31, 2000, general and administrative expenses were 244.4% of revenues for the period. These general and administrative expenses largely represent the Company's fixed costs, and while there was an increase of 26.9% between the three month periods, this increase was the result staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

          The Company also continued to increase expenses related to the issuance of common stock and options to various employees, directors and vendors as a result of obligations of the Company under various employment and service agreements. This expense category increased 328.7% from $0.095 million in the quarter ended March 31, 1999 to $0.407 million in the comparable subsequent period ended March 31, 2000. However, with the completion of the first tranche of equity financing from FATA as of August 2, 2000, and the expectation the second tranche will be completed as scheduled, the Company expects its usage of this method to compensate vendors will diminish in future periods.

          As a result of the above reasons, during the three month period ended March 31, 2000, total operating expenses and loss from operations increased 107.7% and 83.5% respectively from $0.355 million and $0.331 million for the comparable prior three month period ended March 31, 1999 to $0.737 million and $0.880 million for the three month period ended March 31, 2000.

         Interest expense from stockholder loans increased from $0.00 during the three month period ended March 31, 1999 to $0.036 million for the period ended March 31, 2000, producing a net loss of $0.916 million for the current three month period compared to a net loss of $0.480 for the comparable prior period. An income tax benefit of $0.142 million was recorded for the three month period ended March 31, 1999, producing a net loss for the period of $0.338 million compared to a net loss of $0.916 million for the three month period ended March 31, 2000, with no income tax provision made. This increase in net loss represented an increase of 171.3% between each three month period.

         Accordingly, net loss per share of the Company's common stock increased from $0.08 during the three month period ended March 31, 1999 to $0.15 for the comparable subsequent period ended March 31, 2000.

Liquidity And Capital Resources
-------------------------------

Three Month Periods Ended March 31, 1999 And 2000

         Net cash used in operating activities decreased 16.8% to $0.164 million for the three month period ended March 31, 2000 compared to $0.197 for the comparable prior period ended March 31, 1999. This decrease was largely the result of substantial increases in stock based compensation and accounts payable. (Please see Results of Operations above for a discussion of these items. )

         Net cash from investing activities changed from a deficit of $0.026 million for the period ended March 31, 1999 to a surplus of $0.005 million for the subsequent period ended March 31, 2000, the deficit being caused by the purchase of property and equipment and the surplus the result of repayments for cash advances.

         The Company's net cash provided by financing activities decreased 32.5% from $0.241 million for the three month period ended March 31, 1999 to $0.163 million for the comparable subsequent period ended March 31, 2000. This decrease was primarily the result of a decrease in loans from stockholders between the periods.

         The above factors combined to produce a decline in cash and cash equivalents from $0.028 million for the three month period ended March 31, 1999 to $0.003 million for the subsequent comparable period ended March 31, 2000.

         As of March 31, 2000, the Company had a working capital deficit of $2.782 million compared to a deficit of $2.296 million for the year ended December 31, 1999. The increase in the deficit was the result of continued increases in stockholder loans, accounts payable, and stockholder compensation. All increases were the result of normal operations of the Company's business in light of very limited revenues.

         On August 2, 2000 the Company received proceeds of approximately $1.200 million from the FATA subscription pursuant to an Investment Agreement executed between FATA and the Company replacing the MOU (discussed in the Company's registration statement on Form 10-SB). These proceeds include an investment of $1.500 million, offset by the repayment of an earlier loan of $0.300 million plus accrued interest at 6% per annum. An additional investment of $3.500 million is expected no later than November 30, 2000; however, the second tranche is conditional on the completion of due diligence by FATA. Should FATA decline further investment for whatever reason, the Company would be required to redeem the initial $1.500 million investment. Said redemption is personally guaranteed by certain of the Company's shareholders. Should the second tranche of the Investment Agreement fail to materialize and the Company be required to redeem the initial investment, the Company would be subject to material and adverse financial conditions that could threaten its ability to conduct normal business operations. The Company would then be required to seek further stockholder loans or seek other sources of equity financing, although no assurances can be made regarding the availability of either sources for this financing.

Plan of Operations
------------------

         During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance it's working capital deficit, but in addition, new equity subscriptions and the start-up of new POPs currently under contract will provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans have increased from a total of $1.346 million on December 31, 1999 ($1.425 including all accrued interest) to 1.488 million (1.568 million including all accrued interest) on March 31, 2000. A bridge loan of $0.300 million was provided to the Company. As stated previously, the Company entered into an Investment Agreement on July 26, 2000 that provides for an equity infusion of $5.0 million in exchange for a 45% equity stake and 51% voting interest in the Company. The Investment Agreement also grants FATA warrants to purchase an additional 6% equity stake (bringing its equity stake to 51%, to equal its voting interest). The warrants are exercisable at a price of $3.00 per share, further adding to the Company's working capital position. These warrants must be exercised within one year of the final closing.

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

Forward Looking Statements
--------------------------

         DISCUSSIONS AND INFORMATION IN THIS DOCUMENT, WHICH ARE NOT HISTORICAL FACTS, SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS. WITH REGARD TO FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE POTENTIAL INTERIM FINANCING, THE SUFFICIENCY OF THE CASH FLOW, AND THE BUSINESS PROSPECTS OR ANY OTHER ASPECT OF THE COMPANY, ACTUAL RESULTS AND BUSINESS PERFORMANCE MAY DIFFER MATERIALLY FROM THAT PROJECTED OR ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY HAS ATTEMPTED TO IDENTIFY IN THIS DOCUMENT CERTAIN OF THE FACTORS THAT IT CURRENTLY BELIEVES MAY CAUSE ACTUAL FUTURE EXPERIENCE AND RESULTS TO DIFFER FROM ITS CURRENT EXPECTATIONS. DIFFERENCES MAY BE CAUSED BY A VARIETY OF FACTORS, INCLUDING ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS IN THE VOIP BUSINESS, DELAYS IN THE COMPANY'S ABILITY TO PLACE ADDITIONAL POPs IN SERVICE, INADEQUATE CAPITAL AND THE INABILITY TO OBTAIN FUNDING FROM THIRD PARTIES, UNEXPECTED COSTS AND THE INABILITY TO OBTAIN OR KEEP QUALIFIED PERSONNEL.

                          Part II - Other Information

Item 6.        Exhibits and Reports on Form 8-K.

Exhibits

3.1      Articles of Incorporation, as amended.(1)
3.2      Bylaws.(1)
27.1     Financial Data Schedule.  Filed herewith.

-----------------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB.


Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CYBERFAST SYSTEMS, INC.



Dated:  September 20, 2000    By: /s/ Edward J. Stackpole
                                  ------------------------
                                  Edward J. Stackpole, Chief Executive
                                  Officer And Co-Chairman of the Board



Dated:  September 20, 2000    By: /s/ Itir Stackpole
                                  -------------------
                                  Itir Stackpole, Principal Financial
                                  or Chief Accounting Officer