Form 10QSB
period 2000-06-30
CYBERFAST SYSTEMS INC
filed 2000-10-11
CIK 1093838

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                   to

Commission file number                              0-27263


                            Cyberfast Systems, Inc.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)

     Florida                                            13-5398600
-------------------                                    ------------
(State or other jurisdiction of       (I.R.S. Employer incorporation or organization)     Identification No.)

                777 Yamato Road, Suite 105, Boca Raton FL 33431
                -----------------------------------------------
                   (Address of principal executive offices)

                                (561) 995-6255
                                --------------
                          (Issuer's telephone number)

                                      N/A
                                  ----------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 20, 2000, there were 3,239,176 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS                                             PAGE
-----------------------------                                             ----

Consolidated Balance Sheets June 30, 2000 (Unaudited)                     3
and December 31, 1999

Consolidated Statements of Operations three months and six months         4
 ended June 30, 2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows six months ended June 30, 2000      5
 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                                6

                   Cyberfast Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                               June 30,          December 31,
                          ASSETS                                                 2000                1999
                          ------                                                 ----                ----
                                                                              (Unaudited)
Current Assets:
   Cash                                                                      $     4,592          $         -
   Advances to officers/directors and others                                      10,000               15,000
                                                                             -----------          -----------
    Total current assets                                                          14,592               15,000

Property and Equipment, Net of Accumulated Depreciation
   of $157,657 and $92,094                                                       298,569              358,376

Deposits                                                                           8,521                    -
                                                                             -----------          -----------

                                                                             $   321,682          $   373,376
                                                                             ===========          ===========

                           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                           ----------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses:
    Stockholder compensation                                                 $   803,846          $   528,826
    Other                                                                        507,748              262,275
   Majority stockholder/officer/director/loan, including interest              1,553,381            1,346,361
   Note payable, including interest                                              305,580                    -
   Income taxes payable                                                          151,000              151,000
   Bank overdraft                                                                      -               22,566
                                                                             -----------          -----------
    Total current liabilities                                                  3,321,555            2,311,028
                                                                             -----------          -----------

Commitments, Contingencies, Other Matters and Subsequent Event                         -                    -

Stockholders' Deficiency:
   Preferred stock, $100. par value; 5,000,000
     shares authorized; 0 shares issued
   Common stock
     Class A, $.01 par value; 40,250,000 shares authorized;
       1,710,450 shares issued and outstanding                                    17,105               17,105
     Class B, $.01 par value; 4,750,000 shares authorized;
       4,540,050 shares issued and outstanding                                    45,400               45,400
   Additional paid-in capital                                                  3,234,367            2,419,607
   Deficit                                                                    (6,296,745)          (4,419,764)
                                                                             -----------          -----------
                                                                              (2,999,873)          (1,937,652)
                                                                             -----------          -----------
                                                                             $   321,682          $   373,376
                                                                             ===========          ===========

See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended               Six Months Ended
                                                                     June 30,                      June 30,
                                                                     --------                      --------
                                                                       2000          1999            2000            1999
                                                                       ----          ----            ----            ----
                                                                   (Unaudited)                   (Unaudited)
Revenues:
    Data communications services                                   $     8,214    $   87,356     $    143,250     $     87,356

Cost of Sales                                                          152,045        91,796          430,226          216,585
                                                                   -----------    ----------     ------------     ------------

Gross Margin                                                          (143,831)       (4,440)        (286,976)        (129,229)
                                                                   -----------    ----------     ------------     ------------
Other Operating Expenses:
    General and administrative                                         374,165       282,862          704,244          542,898
    Common stock and options issued for services                       407,500       533,000          814,760          628,000
                                                                   -----------    ----------     ------------     ------------
         Total expenses                                                781,665       815,862        1,519,004        1,170,898
                                                                   -----------    ----------     ------------     ------------

Loss from Operations                                                  (925,496)     (820,302)      (1,805,980)      (1,300,127)
                                                                   -----------    ----------     ------------     ------------

Other Income (Expense):
    Interest expense, stockholder                                      (35,000)       (9,200)         (71,000)          (9,200)
    Penalties and interest                                                   -       (57,500)               -          (57,500)
                                                                   -----------    ----------     ------------     ------------
                                                                       (35,000)      (66,700)         (71,000)         (66,700)
                                                                   -----------    ----------     ------------     ------------

Loss before Income Taxes                                              (960,496)     (887,002)      (1,876,980)      (1,366,827)

Income Tax Benefit                                                           -        82,000                -          224,000
                                                                   -----------    ----------     ------------     ------------

Net Loss                                                           $  (960,496)   $ (805,002)    $ (1,876,980)    $ (1,142,827)
                                                                   ===========    ==========     ============     ============
Net Loss Per Common Share -
    Basic and Diluted                                              $     (0.15)   $    (0.13)    $      (0.30)           (0.19)
                                                                   ===========    ==========     ============     ============
Weighted Average Number of Common
    Shares Outstanding                                               6,250,500     6,081,050        6,250,500        6,081,050
                                                                   ===========    ==========     ============     ============

See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended
                                                                                              June 30,
                                                                                              --------
                                                                                                2000            1999
                                                                                                ----            ----
                                                                                             (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                                                 $(1,876,980)    $(1,142,827)
    Adjustments to reconcile net loss to net cash and
       cash equivalents used in operating activities:
         Depreciation                                                                             65,562          13,227
         Stock-based compensation                                                                814,760         628,000
         Interest in notes and loans payable                                                      71,000           9,200
         Changes in operating assets and liabilities:
         (Increase) decrease in :
            Other                                                                                 (8,521)              -
         Increase (decrease) in:
            Accounts payable                                                                     599,032         249,089
            Income taxes payable                                                                       -        (166,500)
                                                                                             -----------     -----------
                 Net cash used in operating activities                                           335,147)       (409,811)
                                                                                             -----------     -----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                                                            (5,756)        (26,001)
(Advances to) repayments from officers/directors and others                                        5,000               -
                                                                                             -----------     -----------
                 Net cash used in investing activities                                              (756)        (26,001)
                                                                                             -----------     -----------

Cash Flows from Financing Activities:
    Bank overdraft                                                                               (22,566)              -
    Proceeds from note payable                                                                   299,980               -
    Loans from stockholders                                                                       63,081         433,001
                                                                                             -----------     -----------
                 Net cash provided by financing activities                                       340,495         433,001
                                                                                             -----------     -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                               4,592          (2,811)

Cash and Cash Equivalents, Beginning                                                                   -           9,982
                                                                                             -----------     -----------

Cash and Cash Equivalents, Ending                                                            $     4,592     $     7,171
                                                                                             ===========     ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                                   $         -     $         -
                                                                                             ===========     ===========

See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Presentation
                             ---------------------

          The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-KSB for the year ended December 31, 1999.

          The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

          The consolidated financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitable operations.

                        Organization and Capitalization
                        -------------------------------

          The Company was originally incorporated as SmartFit Brassiera Co., Inc., a New York corporation, and was in the business of selling women's undergarments. The Company changed its name to Smart Fit Foundation, Inc. on September 8, 1995.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                  Organization and Capitalization (Continued)
                  -------------------------------------------

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

          In October 1999, the Company acquired 100% of the outstanding capital stock of Global Telcom and Internet Ventures, Inc. (Global), an unrelated entity, in exchange for 180,000 shares of Company Class A common stock. The acquisition was accounted for as a pooling of interest, and, as a result, the consolidated financial statements give retroactive effect to the transaction. Global had minimal assets, liabilities or operations as of the date of the acquisition and for the periods included in these consolidated financial statements.

                                   Business
                                   --------

          Cyberfast Systems, Inc. (the "Company") is an international provider of data communications services. The Company operates long distance and voice communication services primarily between the United States and under-served, under-developed or developing countries. All transmissions originate in the United States.

                               Use of Estimates
                               ----------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities as of the date of the balance sheet and operations for the period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                           Net Loss Per Common Share
                           -------------------------

          The Company computes earnings (loss) per share in accordance with SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

          Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

          The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

NOTE 3. TRANSACTIONS WITH FATA

                                 Note payable
                                 ------------

          On May 5, 2000, the Company entered into a Memorandum of Understanding ("MOU") with the FATA Group Sp.A. ("FATA"). The MOU provided for a bridge loan of $300,000, repayable from the first capital funding with interest at 6%, but in no case later than August 1, 2000. This bridge loan was received by the Company in May, 2000 and repaid in August 2000 with the proceeds from FATA's subscription for common stock as part of the Investment Agreement signed by the parties.


NOTE 4. STOCK-BASED COMPENSATION

        In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

        Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. The Company granted 2,625,000 options to employees of which 1,525,000 were vested as of June 30, 2000. Compensation expense of $ 137,500 has been recognized in these consolidated financial statements for three months ended June 30, 2000 relating to these vested options.

        The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company granted 100,000 options to non-employees during the quarter ended June 30, 2000, all of which are vested. Expense of $270,000 has been recorded in the accompanying consolidated financial statements for the three months ended June 30, 2000.

        A summary of the status of options as of June 30, 2000 and changes during the period ended on that date are presented below:

                                                         Weighted
                                             Number      Average     Expiration
                                           Of Shares      Price         Date
                                           ---------      -----         ----

     Balance, March 31, 2000               2,521,000       $3.63    November 2004
     Quarter Ended June 30, 2000:                                  to December 2009
        Granted                              400,000        3.50      June 2005
        Exercised                                  -
        Expired                                    -
                                           ---------
     Balance, June 30, 2000                2,921,000       $3.63    November 2004
                                           =========
                                                                   to December 2009

Item 2.   Management's Discussion and Analysis and Plan of Operation

Three Month Periods Ended June 30, 1999 And 2000

Table 1 - Percentage Analysis of Quarterly Results of Operations

                               QUARTER ENDED                             PERCENTAGE CHANGE
                             -----------------                     -----------------------------
                               June 30, 2000      June 30, 1999     Between Periods (Decrease)
                             -----------------  -----------------  -----------------------------
------------------------------------------------------------------------------------------------
Revenues                                100.0%             100.0%                        (90.6%)
------------------------------------------------------------------------------------------------
Expenses
------------------------------------------------------------------------------------------------
 COGS                                  1851.0%             105.1%                         65.6%
------------------------------------------------------------------------------------------------
 Gross Margin                             N/A                N/A                        3139.4%
------------------------------------------------------------------------------------------------
 General & Administrative              4555.2%             323.8%                         32.3%
------------------------------------------------------------------------------------------------
 Common Stock                          4961.0%             610.1%                        (23.5%)
------------------------------------------------------------------------------------------------
Total Op. Expenses                     9516.3%             934.0%                         (4.2%)
------------------------------------------------------------------------------------------------
Income (Loss) from ops.                   N/A                N/A                          12.8%
------------------------------------------------------------------------------------------------
 Int. Expense, stockholder              426.1%              10.5%                        280.4%
------------------------------------------------------------------------------------------------
Income (Loss) before tax                  N/A                N/A                          19.2%
------------------------------------------------------------------------------------------------
Net Income (Loss)                         N/A                N/A                          15.8%
------------------------------------------------------------------------------------------------
Net Income (Loss)/share                ($0.15)            ($0.13)                          7.1%
================================================================================================

     Table 1 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

     For the three month period ended June 30, 2000, revenues decreased 90.6% from $0.087 million for the three month period ended June 30, 1999 to $0.008 million. The absence of revenues for the three month period ended June 30, 2000 persisted as a result of regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations. The completion of the first tranche of equity financing that occurred in August 2000 and the resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until early 2001.

     The Company's cost of goods sold increased 65.6% from $0.092 million during the three month period ended June 30, 1999 to $0.152 million during the three month period ended June 30, 2000. As a percentage of revenues, cost of goods sold increased from 105.1% during the three month period ended June 30, 1999 to 1851.0% for the period ended June 30, 2000. This increase was the result of up front costs incurred by the Company that are associated with the start up of POPs, including depreciation on equipment purchased, leased line costs, and other pre-operation costs. Resulting negative gross margins as a percentage of revenues are meaningless, however, between the periods, the gross margin deficit increased 3139.4% from $0.004 million during the three month period ended June 30, 1999 to $0.144 million during the three month period ended June 30, 2000. These negative margins are the result of depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs prior to the start-up of POPs. Once POP operations commence at these sites, gross margins will be positively impacted.

     General and administrative expenses increased 32.3% for the three month period ended June 30, 2000 from the comparable three month period ended June 30, 1999 to $0.374 million from $0.283 million. For the three month period ended June 30, 2000, general and administrative expenses were 4555.2% of revenues compared with 323.8% during the comparable three month period ended June 30, 1999. These general and administrative expenses represent primarily the Company's fixed costs, and the increase was the result of staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

     The Company also continued to incur expenses related to the issuance of common stock and options to various vendors and employees as a result of obligations of the Company under various employment and service agreements. This expense category, however, decreased 23.5% from $0.533 million in the quarter ended June 30, 1999 to $0.408 million in the comparable subsequent period ended June 30 2000. As a percentage of revenues, these expenses increased from 610.1% in the three month period ended June 30, 1999 to 4961.0% for the comparable period ended June 30, 2000. This enormous increase was the direct result of lower revenues for the current period. Notwithstanding options becoming exercisable in subsequent periods, and the completion of equity financing as scheduled, the Company expects its usage of this method to compensate vendors will diminish in future periods.

     As a result of the above reasons, during the three month period ended June 30, 2000, total operating expenses decreased 4.2% and loss from operations increased 12.8% from $0.816 million and $0.820 million respectively for the comparable prior three month period ended June 30, 1999 to $0.782 million and $0.925 million for the three month period ended June 30, 2000. As a percentage of revenues, total operating expenses increased from 934.0% in the three month period ended June 30, 1999 to 9516.3% in the subsequent period ended June 30, 2000. The increase in cost of goods sold and general and administrative expenses, though partially offset by the reduction in the issuance of common stock and options, accounted for the increase in loss from operations between the periods.

     Interest expense from stockholder loans increased from $0.009 during the three month period ended June 30, 1999 to $0.035 million for the three month period ended June 30, 2000, producing a net loss of $0.960 million for the current three month period compared to a net loss of $0.805 for the comparable prior period. No income tax benefit was recorded for the three month period ended June 30, 2000. This increase in net loss represented an increase of 19.2% between each three month period and occurred as a result of the reasons above listed.

     Accordingly, net loss per share of the Company's common stock increased from $0.13 during the three month period ended June 30, 1999 to $0.15 for the comparable subsequent period ended June 30, 2000.


Six Month Periods Ended June 30, 1999 And 2000

Table 2 - Percentage Analysis of Six Month Results of Operations

                             SIX MONTH PERIOD                           PERCENTAGE CHANGE
                                   Ended                           -----------------------------
                             -----------------
                               June 30, 2000      June 30, 1999     Between Periods (Decrease)
                             -----------------  -----------------  -----------------------------
------------------------------------------------------------------------------------------------
Revenues                                100.0%             100.0%                         64.0%
------------------------------------------------------------------------------------------------
Expenses
------------------------------------------------------------------------------------------------
 COGS                                   300.3%             247.9%                         98.6%
------------------------------------------------------------------------------------------------
 Gross Margin                             N/A                N/A                         122.1%
------------------------------------------------------------------------------------------------
 General & Administrative               491.6%             621.5%                       (29.7)%
------------------------------------------------------------------------------------------------
 Common Stock                           568.8%             718.9%                       (29.7)%
------------------------------------------------------------------------------------------------
Total Op. Expenses                     1060.4%            1340.4%                       (29.7)%
------------------------------------------------------------------------------------------------
Income (Loss) from ops.                   N/A                N/A                          38.9%
------------------------------------------------------------------------------------------------
 Int. Expense, stockholder               49.6%              10.5%                        671.7%
------------------------------------------------------------------------------------------------
Income (Loss) before tax                  N/A                N/A                          15.8%
------------------------------------------------------------------------------------------------
Income Tax (Expense) Ben.                   -              124.8%                          N/A
------------------------------------------------------------------------------------------------
Net Income (Loss)                         N/A                N/A                          56.4%
------------------------------------------------------------------------------------------------
Net Income (Loss)/share                ($0.30)            ($0.19)                         50.0%
================================================================================================

     Table 2 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

     For the six month period ended June 30, 2000, revenues increased 64.0% from $0.087 million for the six month period ended June 30, 1999 to $0.143 million for the comparable subsequent period. The revenues for the six month period ended June 30, 2000 occurred as a result of the limited start-up of certain POP operations. The completion of the first tranche of equity financing that occurred in August 2000 and the resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until early 2001.

     The Company's cost of goods sold increased 98.6% from $0.217 million during the six month period ended June 30, 1999 to $0.430 million during the six month period ended June 30,

2000. As a percentage of revenues, cost of goods sold increased from 247.9% during the six month period ended June 30, 1999 to 300.3% for the comparable six month period ended June 30, 2000. This increase was the result of up front costs incurred by the Company that are associated with the start up of POPs, including the depreciation of equipment purchased, leased line costs, and other pre-operation costs. Resulting negative gross margins as a percentage of revenues are meaningless, however, between the periods, the gross margin deficit increased 122.1% from $0.129 million during the six month period ended June 30, 1999 to $0.287 million during the six month period ended June 30, 2000. These negative margins are the result of depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs prior to the start-up of POPs. Once POP operations commence at these sites, gross margins will be positively impacted.

     General and administrative expenses increased 29.7% between the six month periods from $0.543 million for the six months ended June 30, 1999 to $0.704 million for the six months ended June 30, 2000. For the six month period ended June 30, 2000, general and administrative expenses were 491.6% of revenues compared with 621.5% during the comparable prior period ended June 30, 1999. These general and administrative expenses represent primarily the Company's fixed costs, and was the result of staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

     The Company also continued to incur expenses related to the issuance of common stock and options to various vendors and employees as a result of obligations of the Company under various employment and service agreements. This expense category increased 29.7% from $0.628 million in the six month period ended June 30, 1999 to $0.815 million in the comparable subsequent period ended June 30 2000. As a percentage of revenues, these expenses decreased from 718.9% in the six month period ended June 30, 1999 to 568.8% for the comparable period ended June 30, 2000. This decrease was the direct result of lower revenues in the period ended June 30, 1999 compared to the period ended June 30, 2000. Notwithstanding options becoming exercisable in subsequent periods, and the completion of equity financing as scheduled, the Company expects its usage of this method to compensate vendors will diminish in future periods.

     As a result of the above reasons, during the six month period ended June 30, 2000, total operating expenses and loss from operations increased 29.7% and 38.9% respectively from the comparable prior period ended June 30, 1999. As a percentage of revenues, total operating expenses decreased from 1340.4% in the six month period ended June 30, 1999 to 1060.4% in the subsequent period ended June 30, 2000. The increase in cost of goods sold, general and administrative expenses, and cost of issuance of common stock and options, accounted for the increase in loss from operations between the periods.

     Interest expense from stockholder loans increased from $0.009 during the six month period ended June 30, 1999 to $0.071 million for the period ended June 30, 2000, producing a net loss of $1.877 million for the current six month period. During the comparable six month period ended June 30, 1999 the loss of $1.367 million was offset by a tax benefit of $0.224 million, resulting in a net loss of $1.143 million. No income tax benefit was recorded for the six month period ended June 30, 2000. This increase in net loss represented an increase of 56.4% between each six month period and occurred as a result of the reasons above listed.

     Accordingly, net loss per share of the Company's common stock increased from $0.19 during the six month period ended June 30, 1999 to $0.30 for the comparable subsequent period ended June 30, 2000.

Liquidity And Capital Resources
-------------------------------

Six Month Periods Ended June 30, 1999 And 2000

     Net cash used in operating activities decreased 71.8% to $0.335 million for the six month period ended June 30, 2000 compared to $0.410 million for the comparable prior period ended June 30, 1999. This decrease occurred as a result of a 56.4% increase in net loss, a 395.7% increase in depreciation, a 29.7% increase in stock-based compensation, a 671.7% increase in interest on notes to shareholders, and a 140.5% increase in accounts payable between the six month period ended June 30, 1999 and the comparable period ended June 30, 2000. These increases were offset as a result of an income tax benefit for the six month period ended June 30, 1999 that did not occur in the comparable period ended June 30, 2000.

     Net cash used in investing activities changed from $0.026 million for the period ended June 30, 1999 to $0.001 million for the subsequent period ended June 30, 2000, as a result of the purchase of property and equipment.

     The Company's net cash provided by financing activities decreased 21.4% from $0.433 million for the six month period ended June 30, 1999 to $0.340 million for the comparable subsequent period ended June 30, 2000. This decrease was the result of a net decrease in loans extended to the Company by its shareholders between the periods.

     The above factors combined to produce an overall increase in cash and cash equivalents from a deficit of $0.003 million for the six month period ended June 30, 1999 to a surplus of $0.005 million for the comparable period ended June 30, 2000.

     As of June 30, 2000, the Company had a working capital deficit of $3.307 million compared to a deficit of $2.296 million for the year ended December 31, 1999. The increase in the deficit was the result of continued increases in stockholder loans, accounts payable, and stockholder compensation. All increases were the result of normal operations of the Company's business.

     On August 2, 2000 the Company received proceeds of approximately $1.200 million from the FATA subscription pursuant to an Investment Agreement executed between FATA and the Company. These proceeds include an investment of $1.500 million, offset by the repayment of an earlier loan of $0.300 million plus accrued interest at 6% per annum. An additional investment of $3.500 million is expected no later than November 30, 2000; however, the second tranche is conditional on the completion of due diligence by FATA. Should FATA decline further investment for whatever reason, the Company would be required to redeem the initial $1.500 million investment. The redemption is personally guaranteed by certain of the Company's shareholders. Should the second tranche of the Investment Agreement fail to materialize and the Company be required to redeem the initial investment, the Company would be subject to material and adverse financial conditions that could threaten its ability to conduct normal business operations. The Company would then be required to seek further stockholder loans or seek other sources of equity financing, although no assurances can be made regarding the availability of either sources for this financing.

Plan of Operations
------------------

     During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance it's working capital deficit, but in addition, new equity subscriptions and the start-up of new POPs currently under contract will provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans increased from a total of $1.346 million on December 31, 1999 to $1.553 million as of June 30, 2000. A bridge loan of $0.300 million was provided to the Company. As stated previously, the Company entered into an Investment Agreement on July 26, 2000 that provides for an equity infusion of $5.0 million in exchange for a 45% equity interest and 51% voting interest in the Company. The Investment Agreement also grants FATA warrants to purchase an additional 6% equity stake (bringing its equity stake to 51%, to equal its voting interest). The warrants are exercisable at a price of $3.00 per share.

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

     Company management expects that the implementation of these policies will safeguard both Company assets and important revenue streams, as well as further insulate the Company from the vagaries of international political intrigues beyond the control of Company management.

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


                          Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

3.1    Articles of Incorporation, as amended./(1)/
3.2    Bylaws./(1)/
27.1   Financial Data Schedule.  Filed herewith.

______________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB.


Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CYBERFAST SYSTEMS, INC.



Dated: October 10, 2000                 By: /s/ Edward J. Stackpole
                                           -------------------------------------
                                          Edward J. Stackpole, Chief Executive
                                          Officer And Co-Chairman of the Board



Dated: October 10, 2000                 By: /s/ Itir Stackpole
                                           -------------------------------------
                                          Itir Stackpole, Principal Financial
                                          or Chief Accounting Officer