Form 10QSB
period 2000-09-30
CYBERFAST SYSTEMS INC
filed 2000-11-14
CIK 1093838

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended          September 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from            to

Commission file number                  0-27263


                            Cyberfast Systems, Inc.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


                 Florida                                          13-5398600
                 -------                                          ----------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
             or organization)                                Identification No.)

                777 Yamato Road, Suite 105, Boca Raton FL 33431
                -----------------------------------------------
                   (Address of principal executive offices)

                                (561) 995-6255
                                --------------
                          (Issuer's telephone number)

                                      N/A
                             ---------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 8, 2000, there were 3,239,176 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

INDEX TO FINANCIAL STATEMENTS                                               PAGE
-----------------------------                                               ----

Consolidated Balance Sheets September 30, 2000 (Unaudited)                  3
and December 31, 1999

Consolidated Statements of Operations three months and nine months          4
ended September 30, 2000 and 1999 (Unaudited)

Consolidated Statements of Cash Flows nine months ended September 30,       5
2000 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                                  6-9


See notes to consolidated financial statements.

                   CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                         September 30,       December 31,
                                 ASSETS                                                     2000                 1999
                                 ------                                                  -------------       ------------
                                                                                          (Unaudited)
Current Assets:
   Cash                                                                                  $      73,268       $          -
   Advances to officers/directors and others                                                    10,000             15,000
   Prepaid expenses                                                                             15,000                  -
                                                                                         -------------       ------------
      Total current assets                                                                      98,268             15,000

Property and Equipment, Net of Accumulated Depreciation
   of $191,668 and $92,094                                                                     264,558            358,376

 Deposits                                                                                        8,521                  -
                                                                                         -------------       ------------
                                                                                         $     371,347       $    373,376
                                                                                         =============       ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
   Accounts payable and accrued expenses:
     Stockholder compensation                                                            $     849,678       $    528,826
     Other                                                                                     391,947            262,275
   Majority stockholder/officer/director/loan, including interest                            1,294,981          1,346,361
   Put option                                                                                1,500,000                  -
   Income taxes payable                                                                        151,000            151,000
   Bank overdraft                                                                                    -             22,566
                                                                                         -------------       ------------
      Total current liabilities                                                              4,187,606          2,311,028
                                                                                         -------------       ------------

Commitments, Contingencies, Other Matters and Subsequent Event                                       -                  -

Stockholders' Deficiency:
   Preferred stock, $100.par value; 5,000,000
     shares authorized; 0 shares issued
   Common stock
     Class A, $.01 par value; 40,250,000 shares authorized;
       3,239,176 and 1,710,450 shares issued and outstanding                                    32,392             17,105
     Class B, $.01 par value; 4,750,000 shares authorized; 4,477,600
       and 4,540,050 shares issued and outstanding, respectively                                44,776             45,400
   Additional paid-in capital                                                                3,792,102          2,419,607
   Deficit                                                                                  (7,685,529)        (4,419,764)
                                                                                         -------------       ------------
                                                                                            (3,816,259)        (1,937,652)
                                                                                         -------------       ------------
                                                                                         $     371,347       $    373,376
                                                                                         =============       ============

See notes to consolidated financial statements.

                                     CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Three Months                      Nine Months
                                                                                 Ended                            Ended
                                                                              September 30,                    September 30,
                                                                     ----------------------------      ----------------------------
                                                                        2000             1999             2000             1999
                                                                     -----------      -----------      -----------      -----------
                                                                     (Unaudited)                      (Unaudited)
Revenues:
  Data communications services                                       $    49,566      $   348,382      $   192,815      $   435,739

Cost of Sales                                                            244,079          209,285          674,305          425,869
                                                                     -----------      -----------      -----------      -----------

Gross Margin                                                            (194,513)         139,097         (481,490)           9,870
                                                                     -----------      -----------      -----------      -----------

Other Operating Expenses:
  General and administrative                                             589,076          487,528        1,293,317        1,030,424
  Common stock and options issued for services                           572,393          712,500        1,387,158        1,340,500

      Total expenses                                                   1,161,469        1,200,028        2,680,475        2,370,924
                                                                     -----------      -----------      -----------      -----------

Loss from Operations                                                  (1,355,982)      (1,060,931)      (3,161,965)      (2,361,054)
                                                                     -----------      -----------      -----------      -----------

Other Income (Expense):
  Interest expense, stockholder                                          (32,800)               -         (103,800)          (9,200)
  Penalties and interest                                                       -          (28,750)               -          (86,250)
                                                                     -----------      -----------      -----------      -----------
                                                                         (32,800)         (28,750)        (103,800)         (95,450)
                                                                     -----------      -----------      -----------      -----------
Loss before Income Taxes                                              (1,388,782)      (1,089,681)      (3,265,765)      (2,456,504)

Income Tax Benefit                                                             -           82,000                -          224,000
                                                                     -----------      -----------      -----------      -----------

Net Loss                                                             $(1,388,782)     $(1,007,681)     $(3,265,765)     $(2,232,504)
                                                                     ===========      ===========      ===========      ===========

Net Loss Per Common Share
  Basic and Diluted                                                  $     (0.19)     $     (0.16)     $     (0.50)     $     (0.37)
                                                                     ===========      ===========      ===========      ===========

Weighted Average Number of Common
  Shares Outstanding                                                   7,244,309        6,193,000        6,581,770        6,115,487
                                                                     ===========      ===========      ===========      ===========


See notes to consolidated financial statements.

                   CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                              --------------------------
                                                                                                 2000           1999
                                                                                              -----------    -----------
                                                                                              (Unaudited)
Cash Flows from Operating Activities:
  Net loss                                                                                    $(3,265,765)   $(2,232,504)
  Adjustments to reconcile net loss to net cash and
    cash equivalents used in operating activities:
      Depreciation                                                                                 99,574         38,939
      Stock-based compensation                                                                  1,387,158      1,340,500
      Interest on notes and loans payable                                                         103,800          9,200
      Changes in operating assets and liabilities:
      (Increase) decrease in :
        Prepaid expenses                                                                          (15,000)             -
        Other                                                                                      (8,521)             -
      Increase (decrease) in:
        Accounts payable                                                                          526,284        300,776
        Income taxes payable                                                                            -       (137,750)
                                                                                              -----------    -----------
               Net cash used in operating activities                                           (1,172,470)      (680,839)
                                                                                              -----------    -----------

Cash Flows from Investing Activities:
  Purchase of property and equipment                                                               (5,756)      (240,006)
  Repayments from officers/directors and others                                                     5,000              -
                                                                                              -----------    -----------
               Net cash used in investing activities                                                 (756)      (240,006)
                                                                                              -----------    -----------

Cash Flows from Financing Activities:
  Bank overdraft                                                                                  (22,566)         1,178
  Proceeds from note payable                                                                    1,499,980              -
  Loans from stockholders                                                                               -        909,685
  Repayments to stockholders                                                                     (230,920)             -
                                                                                              -----------    -----------
               Net cash provided by financing activities                                        1,246,494        910,863
                                                                                              -----------    -----------

Net Increase (Decrease) in Cash and Cash Equivalents                                               73,268         (9,982)

Cash and Cash Equivalents, Beginning                                                                    -          9,982
                                                                                              -----------    -----------

Cash and Cash Equivalents, Ending                                                             $    73,268    $         -
                                                                                              ===========    ===========

Supplemental Disclosure of Cash Flow Information:
  Cash paid for interest                                                                      $         -    $         -
                                                                                              ===========    ===========

See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2000
                                  (Unaudited)

NOTE 1.  SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Presentation
                             ---------------------

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 1999 Annual Report on Form 10-KSB for the year ended December 31, 1999.

         The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent auditors' report on the December 31, 1999 financial statements stated that "... the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

                   Cyberfast Systems, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

                   Cyberfast Systems, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

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

         The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation, as their effect would be anti-dilutive.

NOTE 2.  COMMON STOCK

         On May 5, 2000, the Company entered into a Memorandum of Understanding ("MOU") in connection with the sale of common stock. The MOU provides for a bridge loan of $300,000, repayable from the first capital funding with interest at 6%, but in no case later than August 1, 2000. This bridge loan, which is guaranteed by the majority stockholders, was received by the Company in May, 2000.

         The purchaser, upon successful conclusion of preliminary due diligence, has the right to contract to purchase 45% of the total outstanding capital stock and 51% of the voting rights of the Company for $5,000,000 payable in two tranches. On August 1, 2000 the purchaser invested gross proceeds of $1,500,000 for shares of Class A common stock. The purchaser has the right to put these shares back to the Company any time on or before November 30, 2000 or to complete the transaction by investing the remaining $3,500,000.

         In addition to the 45% of outstanding capital stock, if the purchaser makes the additional investment of $3.5 million then the purchaser will receive a warrant to purchase at least an additional 6% of the outstanding capital stock of the Company at $3.00 per share (based on fair value at the date of the MOU).

         If the purchaser exercises the put option by November 30, 2000, the Company is required to buy back the shares acquired in the first tranche for $1,500,000, plus interest at 6% per annum for the time the shares were held. The Company must repurchase the shares within four months from the time the purchaser makes the request. The transaction, in its entirety, is personally guaranteed by the current majority stockholders.

                   Cyberfast Systems, Inc. and Subsidiaries

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2.  COMMON STOCK (Continued)

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

NOTE 3.  STOCK-BASED COMPENSATION

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. The Company granted 2,675,000 options to employees of which 1,725,000 were vested as of September 30, 2000. Compensation expense of $137,500 has been recognized in these consolidated financial statements for three months ended September 30, 2000 relating to these vested options.

         The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company granted 175,000 options to non-employees during the three months ended September 30, 2000, all of which are vested. Expense of $434,893 has been recorded in the accompanying consolidated financial statements for the three months ended September 30, 2000.

         A summary of the status of options as of September 30, 2000 and changes during the period ended on that date are presented below:

                                                                               Weighted
                                                                   Number      Average      Expiration
                                                                 Of Shares      Price          Date
                                                                 ---------      -----          ----
Balance, June 30, 2000                                             2,921,000    $3.63       November 2004
Quarter Ended September 30, 2000:                                                          to December 2009
   Granted                                                           225,000     3.00        August 2005
   Exercised                                                               -
   Expired                                                                 -
                                                                   ---------
Balance, September 30, 2000                                        3,146,000    $3.58       November 2004
                                                                   =========               to December 2009


Item 2.  Management's Discussion and Analysis and Plan of Operation

Three Month Periods Ended September 30, 1999 And 2000

Table 1 - Percentage Analysis of Quarterly Results of Operations


                                   Quarter                                      PERCENTAGE
                                   -------                                      ----------
                                    Ended                                         CHANGE
                                    -----                                         ------
                                Sept. 30, 2000     Sept. 30, 1999              Between Periods
                                --------------     --------------              ---------------
                                                                                 (Decrease)
                                                                                 ----------
----------------------------------------------------------------------------------------------
Revenues                                100.0%             100.0%                       (702.9%)
----------------------------------------------------------------------------------------------
Expenses
----------------------------------------------------------------------------------------------
  COGS                                  492.4%              60.0%                         16.6%
----------------------------------------------------------------------------------------------
  Gross Margin                            N/A               39.9%                       (239.8%)
----------------------------------------------------------------------------------------------
  General & Administrative             1188.5%             139.9%                         20.8%
----------------------------------------------------------------------------------------------
  Common Stock                         1154.8%             204.5%                        (19.7%)
----------------------------------------------------------------------------------------------
Total Op. Expenses                     2343.3%             344.5%                         (3.2%)
----------------------------------------------------------------------------------------------
Income (Loss) from ops.                   N/A                N/A                          27.8%
----------------------------------------------------------------------------------------------
  Int. Expense, stockholder              66.2%              10.5%                        280.4%
----------------------------------------------------------------------------------------------
  Penalties and Interest                    -                8.3%                          N/A
----------------------------------------------------------------------------------------------
Income (Loss) before tax                  N/A                N/A                          27.4%
----------------------------------------------------------------------------------------------
Income Tax Benefit                          -               23.5%                          N/A
----------------------------------------------------------------------------------------------
Net Income (Loss)                         N/A                N/A                          37.8%
----------------------------------------------------------------------------------------------
Net Income (Loss)/share                ($0.21)            ($0.16)                         31.2%
----------------------------------------------------------------------------------------------

     Table 1 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

     For the three month period ended September 30, 2000, revenues decreased 702.9% from $0.348 million for the three month period ended September 30, 1999 to $0.050 million. The absence of significant revenues persisted for the three month period ended September 30, 2000 as a result of regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations. The completion of the first tranche of equity financing that occurred in August 2000 and the resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until early 2001.

     The Company's cost of goods sold increased 16.6% from $0.209 million during the three month period ended September 30, 1999 to $0.244 million during the three month period ended September 30, 2000. As a percentage of revenues, cost of goods sold increased from 60.0% during the three month period ended September 30, 1999 to 492.4% for the period ended

September 30, 2000. This increase was the result of up front costs incurred by the Company that are associated with the start up of POPs, including depreciation on equipment purchased, leased line costs, and other pre-operation costs. Resulting negative gross margins for the three month period ended September 30, 2000 as a percentage of revenue is meaningless, however, for the three month period ended September 30, 1999 gross margin as a percentage or revenue was 39.9%. Between the periods, the gross margin decreased 239.8% from $0.139 million during the three month period ended September 30, 1999 to a deficit of $0.194 million during the three month period ended September 30, 2000. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs prior to the start-up of POPs. Once POP operations commence at these sites, gross margins will be positively impacted.

     General and administrative expenses increased 20.8% for the three month period ended September 30, 2000 from the comparable three month period ended September 30, 1999 to $0.589 million from $0.488 million. For the three month period ended September 30, 2000, general and administrative expenses were 1188.5% of revenues compared with 139.9% during the comparable three month period ended September 30, 1999. These general and administrative expenses represent primarily the Company's fixed costs, and the increase was the result of staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

     The Company also continued to incur expenses related to the issuance of common stock and options to various vendors and employees as a result of obligations of the Company under various employment and service agreements. This expense category, however, decreased 19.7% from $0.713 million in the quarter ended September 30, 1999 to $0.572 million in the comparable subsequent period ended September 30, 2000. As a percentage of revenues, these expenses increased from 204.5% in the three month period ended September 30, 1999 to 1154.8% for the comparable period ended September 30, 2000. This enormous increase was the direct result of lower revenues for the current period.

     As a result of the above reasons, during the three month period ended September 30, 2000, total operating expenses decreased 3.2% and loss from operations increased 27.8% from $1.200 million and $01.060 million respectively for the comparable prior three month period ended September 30, 1999 to $1.161 million and $1.356 million for the three month period ended September 30, 2000. As a percentage of revenues, total operating expenses increased from 344.5% in the three month period ended September 30, 1999 to 2343.3% in the subsequent period ended September 30, 2000. The increase in cost of goods sold and general and administrative expenses, partially offset by the reduction in the issuance of common stock and options, accounted for the increase in loss from operations between the periods.

     Interest expense from stockholder loans increased from $0.00 million during the three month period ended September 30, 1999 to $0.033 million for the three month period ended September 30, 2000. During the three month period ended September 30, 1999, the Company incurred penalties and interest expenses of $0.029 million, with no comparable expense incurred during the current three month period ended September 30, 2000. As a result, losses before income taxes increased 27.4% from $1.090 million for the three month period ended
September 30, 1999 to $1.389 million for the comparable three month period ended September 30, 2000.

No income tax benefit was recorded for the three month period ended September 30, 2000, however, $0.082 million was recorded in the comparable prior period ended September 30, 1999. As a result of the above factors, the net loss increased 37.8% from $1.008 million to $1.389 million respectively between the three month periods ended September 30, 1999 and 2000.

     Accordingly, net loss per share of the Company's common stock increased from $0.16 during the three month period ended September 30, 1999 to $0.21 for the comparable subsequent period ended September 30, 2000.


Nine Month Periods Ended September 30, 1999 And 2000

Table 2 - Percentage Analysis of Nine Month Results of Operations


                                        Nine                                PERCENTAGE
                                        ----                                ----------
                                        Month                                 CHANGE
                                        -----                                 ------
                                       Period
                                       ------
                                        Ended
                                        -----
                                Sept. 30, 2000     Sept. 30, 1999          Between Periods
                                --------------     --------------          ---------------
                                                                             (Decrease)
                                                                             ----------
-----------------------------------------------------------------------------------------------
Revenues                                100.0%             100.0%                       (55.7)%
-----------------------------------------------------------------------------------------------
Expenses
-----------------------------------------------------------------------------------------------
  COGS                                  315.0%              97.7%                         58.3%
-----------------------------------------------------------------------------------------------
  Gross Margin                            N/A                2.3%                     (4978.3)%
-----------------------------------------------------------------------------------------------
  General & Administrative              670.8%             236.5%                         25.5%
-----------------------------------------------------------------------------------------------
  Common Stock                          719.4%             307.6%                          3.5%
-----------------------------------------------------------------------------------------------
Total Op. Expenses                     1390.2%             544.1%                         13.1%
-----------------------------------------------------------------------------------------------
Income (Loss) from ops.                   N/A                N/A                          33.9%
-----------------------------------------------------------------------------------------------
  Int. Expense, stockholder              53.8%               2.1%                       1028.3%
-----------------------------------------------------------------------------------------------
  Penalties and Interest                    -               19.8%                          N/A
-----------------------------------------------------------------------------------------------
Income (Loss) before tax                  N/A                N/A                          32.9%
-----------------------------------------------------------------------------------------------
Income Tax Benefit                          -               51.4%                          N/A
-----------------------------------------------------------------------------------------------
Net Income (Loss)                         N/A                N/A                          46.3%
-----------------------------------------------------------------------------------------------
Net Income (Loss)/share                ($0.50)            ($0.37)                         38.9%
-----------------------------------------------------------------------------------------------


     Table 2 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

     For the nine month period ended September 30, 2000, revenues decreased 55.7% from $0.436 million for the nine month period ended September 30, 1999 to $0.193 million for the comparable subsequent period. The revenues for the nine month period ended September 30, 2000 occurred as a result of the limited start-up of certain POP operations. The completion of the first tranche of equity financing that occurred in August 2000 and the resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until early 2001.

     The Company's cost of goods sold increased 58.3% from $0.426 million during the nine month period ended September 30, 1999 to $0.674 million during the nine month period ended September 30, 2000. As a percentage of revenues, cost of goods sold increased from 97.7% during the nine month period ended September 30, 1999 to 315.0% for the comparable nine month period ended September 30, 2000. This increase was the result of: (i) lower revenues, and (ii) up front costs incurred by the Company that are associated with the start up of POPs, including the depreciation of equipment purchased, leased line costs, and other pre-operation costs. Resulting negative gross margins for the nine month period ended September 30, 2000 as a percentage of revenues are meaningless, however, for the nine month period ended September 30, 1999, gross margins were 2.3% of revenues. Between the nine month periods, the gross margin decreased 4978.3% from $0.010 million during the nine month period ended September 30, 1999 to a deficit of $0.481 million during the nine month period ended September 30, 2000. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs prior to the start-up of POPs. Once POP operations commence at these sites, gross margins will be positively impacted.

     General and administrative expenses increased 25.5% between the nine month periods from $1.030 million for the period ended September 30, 1999 to $1.293 million for the period ended September 30, 2000. For the nine month period ended September 30, 2000, general and administrative expenses were 670.8% of revenues compared with 236.5% during the comparable prior period ended September 30, 1999. These general and administrative expenses represent primarily the Company's fixed costs, and was the result of staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

     The Company continued to incur expenses related to the issuance of common stock and options to various vendors and employees as a result of obligations of the Company under various employment and service agreements, although at a much slower rate than in prior periods. This expense category increased only a nominal 3.5% from $1.341 million in the nine month period ended September 30, 1999 to $1,387 million in the comparable subsequent period ended September 30, 2000. As a percentage of revenues, these expenses increased from 307.6% in the nine month period ended September 30, 1999 to 719.4% for the comparable period ended September 30, 2000. This increase was the direct result of lower revenues in the nine month period ended September 30, 1999 compared to the period ended September 30, 2000.

     As a result of the above reasons, during the nine month period ended September 30, 2000, total operating expenses and loss from operations increased 13.1% and 33.9% respectively from the comparable prior period ended September 30, 1999. As a percentage of revenues, total operating expenses increased from 544.1% in the nine month period ended September 30, 1999 to 1390.2% in the subsequent period ended September 30, 2000. The decrease in revenues and increases in cost of goods sold, general and administrative expenses, and cost of issuance of common stock and options, accounted for the increase in loss from operations between the periods.

     Interest expense from stockholder loans increased from $0.009 during the nine month period ended September 30, 1999 to $0.104 million for the period ended September 30, 2000 During the nine month period ended September 30, 1999, the Company incurred penalties and interest expenses of $0.086 million that were not incurred in the subsequent nine month period ended September 30, 2000. The conditions described above combined to produce a loss before taxes of $3.266 million for the current nine month period compared to $2.457 during the comparable prior nine month period. During the comparable nine month period ended September 30, 1999 the loss before taxes was offset by a tax benefit of $0.224 million, resulting in a net loss of $2.233 million compared to a net loss of $3.266 million for the comparable period ended September 30, 2000. This increase in net loss represented an increase of 46.3% between each nine month period.

     Accordingly, net loss per share of the Company's common stock increased from $0.37 during the nine month period ended September 30, 1999 to $0.50 for the comparable subsequent period ended September 30, 2000.

Liquidity And Capital Resources
-------------------------------

Nine Month Periods Ended September 30, 1999 And 2000

     Net cash used in operating activities increased 72.2% to $1.172 million for the nine month period ended September 30, 2000 compared to $0.681 million for the comparable prior period ended September 30, 1999. This increase occurred primarily as a result of a 46.3% increase in net loss, a 155.7% increase in depreciation, a 1028.3% increase in interest on notes to stockholders, and a 75.0% increase in accounts payable between the nine month period ended September 30, 1999 and the comparable period ended September 30, 2000. Net cash used in operating activities for the nine month period ended September 30, 1999 were partially offset as a result of an income tax benefit that did not occur in the comparable period ended September 30, 2000.

     Net cash used in investing activities decreased from $0.240 million for the nine month period ended September 30, 1999 to $0.001 million for the subsequent period ended September 30, 2000, a result of a decrease in the purchase of property and equipment.

     The Company's net cash provided by financing activities increased 36.8% from $0.911 million for the nine month period ended September 30, 1999 to $1.246 million for the comparable subsequent period ended September 30, 2000. This increase was the result of a pay-down of loans extended to the Company by its controlling shareholders between the periods, as well as the equity infusion from the FATA Group Sp.A. of $1.500 million. Until the expiration of the put option in the Investment Agreement on November 30, 2000, this investment has been classified as a current liability rather than capital.

     The above factors combined to produce an overall increase in cash and cash equivalents from a deficit of $0.010 million for the nine month period ended September 30, 1999 to a surplus of $0.073 million for the comparable period ended September 30, 2000.

     As of September 30, 2000, the Company had a working capital deficit of $4.089 million compared to a deficit of $2.296 million for the year ended December 31, 1999. The increase in the deficit was the result of continued increases in stockholder loans, accounts payable, and stockholder compensation. Notwithstanding the current classification of the FATA investment as a current liability (which will be reclassified as capital if the put option expires), the working capital deficit would have been $2.589 million.

     On August 1, 2000 the Company received proceeds of approximately $1.200 million from the FATA subscription pursuant to an Investment Agreement executed between FATA and the Company. These proceeds include an investment of $1.500 million, offset by the repayment of an earlier loan of $0.300 million plus accrued interest at 6% per annum. The funds were used for repayment of debt. An additional investment of $3.500 million is expected no later than November 30, 2000; however, the second tranche is conditional on the completion of due diligence by FATA. Should FATA decline further investment for whatever reason, the Company would be required to redeem the initial $1.500 million investment. The redemption is personally guaranteed by certain of the Company's shareholders. Should the second tranche of the Investment Agreement fail to materialize and the Company be required to redeem the initial investment, the Company would be subject to material and adverse financial conditions that could threaten its ability to conduct normal business operations. The Company would then be required to seek further stockholder loans or seek other sources of equity financing, although no assurances can be made regarding the availability of either sources for this financing.

Plan of Operations
------------------

     During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance the working capital deficit, but in addition, potential new equity subscriptions and the start-up of new POPs currently under contract could provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans decreased from a total of $1.346 million on December 31, 1999 to $1.295 million as of September 30, 2000. The bridge loan of $0.300 million provided to the Company in June 2000 by FATA Group Sp.A. was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. As stated previously, the Company entered into an Investment Agreement in August 2000 that provides for a total equity infusion of $5.0 million in exchange for a 45% equity interest and 51% voting interest in the Company. The $1.5 million received in August 2000 is part of this total investment and is subject to a put option exercisable by FATA until November 30, 2000. The Investment Agreement also grants FATA warrants to purchase an additional 6% equity stake (bringing its equity stake to 51%, to equal its voting interest). The warrants are exercisable at a price of $3.00 per share.

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

Forward Looking Statements
--------------------------

     DISCUSSIONS AND INFORMATION IN THIS DOCUMENT, WHICH ARE NOT HISTORICAL FACTS, SHOULD BE CONSIDERED FORWARD-LOOKING STATEMENTS. WITH REGARD TO FORWARD-LOOKING STATEMENTS, INCLUDING THOSE REGARDING THE POTENTIAL INTERIM FINANCING, THE SUFFICIENCY OF THE CASH FLOW, AND THE BUSINESS PROSPECTS OR ANY OTHER ASPECT OF THE COMPANY, ACTUAL RESULTS AND BUSINESS PERFORMANCE MAY DIFFER MATERIALLY FROM THAT PROJECTED OR ESTIMATED IN SUCH FORWARD-LOOKING STATEMENTS. THE COMPANY HAS ATTEMPTED TO IDENTIFY IN THIS DOCUMENT CERTAIN OF THE FACTORS THAT IT CURRENTLY BELIEVES MAY CAUSE ACTUAL FUTURE EXPERIENCE AND RESULTS TO DIFFER FROM ITS CURRENT EXPECTATIONS. DIFFERENCES MAY BE CAUSED BY A VARIETY OF FACTORS, INCLUDING EXERCISE OF THE PUT OPTION BY FATA, ADVERSE ECONOMIC CONDITIONS, ENTRY OF NEW AND STRONGER COMPETITORS IN THE VOIP BUSINESS, DELAYS IN THE COMPANY'S ABILITY TO PLACE ADDITIONAL POPs IN SERVICE, INADEQUATE CAPITAL AND THE INABILITY TO OBTAIN FUNDING FROM THIRD PARTIES, UNEXPECTED COSTS AND THE INABILITY TO OBTAIN OR KEEP QUALIFIED PERSONNEL.


                          PART II - OTHER INFORMATION

Item 2(c).  Unregistered Sales of Securities During the Quarter.

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

     The securities issued to FATA under the MOU and the Agreement were issued in reliance on Section 4(2) of the Securities Act of 1933.


Item 6.  Exhibits and Reports on Form 8-K.

Exhibits

3.1        Articles of Incorporation, as amended.(1)
3.2        Bylaws.(1)
102        Cyberfast/FATA Investment Agreement.(1)
27.1       Financial Data Schedule.  Filed herewith.

------------
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.


Reports on Form 8-K

     (1) The Company filed Form 8-K on August 1, 2000 announcing a change in control of the Company as a result of the completion of the first round of equity financing under an Investment Agreement with the FATA Group Sp.A.

     (2) The Company filed Form 8-K/A No. 1 on August 22, 2000 amending the September 30, 1999 Form 8-K regarding a change in the Company's auditor.

                                  SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CYBERFAST SYSTEMS, INC.



Dated:  November 14, 2000                By: /s/ Edward J. Stackpole
                                         ------------------------------------
                                            Edward J. Stackpole, Chief Executive
                                            Officer And Co-Chairman of the Board



Dated:  November 14, 2000                By: /s/ Itir Stackpole
                                         ------------------------------------
                                            Itir Stackpole, Principal Financial
                                            or Chief Accounting Officer