Form 10KSB/A
period 1999-12-31
CYBERFAST SYSTEMS INC
filed 2001-04-04
CIK 1093838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 1

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the closing bid price reported by the OTC Bulletin Board of such common equity as of March 5, 2001: $281,442.

As of March 5, 2001, 3,239,276 shares of Registrant's Class A Common Stock and 4,477,600 shares of Registrant's Class B Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one):    Yes [_]    No [X]

                                    PART I

ITEM 1.  DESCRIPTION OF THE BUSINESS

     Cyberfast Systems, Inc. ("Cyberfast" or the "Company") is an international provider of digital data communications services. The Company operates primarily between the United States and selected destination countries. Depending on the quality of available circuitry, the Company's network can offer international telecommunications services via Voice over the Internet ("VON") or Voice over Internet Protocol ("VoIP"). In order to insure the highest quality of service, most of the Company's services are handled through VoIP routing. In addition to delivering voice services, Cyberfast plans to offer fax, data and video capability, together known as Internet Protocol Telephony ("IP Telephony") services. Cyberfast is building a network of Points of Presence ("POP") around the world. This worldwide footprint can be used for transport of voice, data, video, Internet access and multimedia by a variety of users. Cyberfast is able to leverage Internet protocol technology to reduce the costs of providing telecommunications services in traditionally high priced markets. By utilizing the latest voice compression technology, Cyberfast can digitalize and compress eight calls into a traditional phone line. This allows Cyberfast to send eight times the amount of calls through the same facility that a traditional phone carrier utilizes to place only one call. This ability, along with the inherent flexibility of IP, lets Cyberfast provide voice services in a market previously controlled by the large telephone companies.

     The Company's principal office is located at 777 Yamato Road, Suite 105, Boca Raton, FL 33431 and its telephone number is (561) 995-6255. The Company's internet site can be accessed at www.cyberfast.net.

History
-------

Reorganization with Smartfit.

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

     CNSC entered into the Reorganization with Smartfit for several reasons, the most important of which include:

          1. CNSC was experiencing successes with it basic business plan and needed to acquire additional resources. It was thought at the time that if CNSC were public and had a marketable common stock, the acquisition of target expansion companies using common stock would help free up vital capital resources for additional equipment.

          2. Existing and future management team members would see benefit in having stock options in a publicly traded company.

          3. Having publicly traded stock would provide an exit strategy for original and early investors.

     Once management decided that a merger into a public company was appropriate, a nationwide search was conducted. Several opportunities were evaluated, and after several months, the Smartfit Reorganization came to the attention of CNSC through Mr. Robert Jarkow, then the accounting consultant to Cyberfast. SmartFit was an old established company that had withdrawn from its traditional markets and was interested in selling/merging with another company.

     To the knowledge of any of the original owners of CNSC and the existing management team, no relationship existed between any CNSC principals, its management or consultants prior to, or at the time of, the Reorganization.

     The purchase price was reached by negotiation between the parties. No outside party fairness evaluation was commissioned. Because SmartFit had no business operations at the time the transaction was completed, CNSC was acquiring only assets associated with the Smartfit public company status. No liabilities were assumed, except for those described in the agreement and for which a reserve had been established.

Other Transactions.

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

     On May 5, 2000, the Company entered into a Memorandum of Understanding (the "MOU") in connection with the sale of common stock of the Company to The FATA Group Sp.A., an Italian corporation ("FATA"). The MOU was replaced when the Company completed the first closing of an investment agreement (the "Agreement") with FATA. Pursuant to the Agreement, on August 1, 2000, FATA subscribed to and purchased from the Company a total of 1,466,276 shares of the Company's Class A Common Stock for a total purchase price of $1,500,000 (the "First Closing"), consisting of a $300,000 loan from FATA plus accrued interest that was converted to equity, and cash from the internal funds of FATA. Previously, on May 5, 2000, FATA made a $300,000 loan to the Company, which had an interest rate of 6% per annum. Accordingly, on August 1, 2000, the Company received net proceeds of $1,199,964 from FATA.

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

     Upon satisfaction of all the conditions stated in the Agreement, but no later than November 30, 2000, FATA had the option to purchase from the Company a combination of shares of Class A Common Stock, Class B Common Stock and/or Preferred Stock for a total purchase price of $3,500,000 (the "Second Closing"). FATA did not proceed with the Second Closing. Pursuant to the Agreement, if FATA did not proceed with the Second Closing, FATA had an option, exercisable in FATA's sole discretion until November 30, 2000, to sell to the Company the number of Company shares acquired by FATA at the First Closing for a fixed price of $1,500,000 plus any additional sums or consideration as of such time loaned to or contributed to the Company, plus an interest rate of 6% per year. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

Industry Overview
-----------------

     In addition to traditional voice communication transported via Public Switched Telephone Networks ("PSTN"), the past few years have seen the development of communications technologies using the Internet. Pre-Internet telephony operated using analog and digital signals via a two-way point-to-point communication network connecting copper lines, fiber optics and satellite transmissions on a global basis. The Internet is a worldwide public network enabling transfer and sharing of data information through a common communications protocol called Transmission Control Protocol/Internet Protocol ("TCP/IP"). Data is transported over the Internet in the form of data packets on a global computer network.

     VON refers to communications services (voice, fax and/or voice-messaging applications) that are transported via the Internet, rather than the public switched telephone networks ("PSTN"). The basic steps involved in originating an Internet telephone call are conversion of the analog voice signal to digital format and compression/translation of the signal into Internet ("IP") packets for the transmission over the public Internet. The process is reversed as the receiving end.

     VoIP is technically similar to VON, but differs in that IP refers to the use of Internet protocols to transmit voice over an Internet protocol based on network. These IP networks do not need to be the public Internet and can be private networks like those of a large corporation already running Internet protocols for its own data communications throughout the corporate enterprise. This use of Internet protocols for voice network traffic is growing rapidly in the communication space, as Internet and non-Internet communications networks converge.

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

     Management believes that IP Telephony represents a break-through for worldwide communications. It offers significant advantages over conventional telecommunications systems, including reduced equipment costs, improved bandwidth efficiency, direct routing of calls, lower transmission costs, improved ease of network administration, and delivery of multi-media services over a single network infrastructure. IP Telephony combines the low cost global reach of the Internet and the high quality and security of private IP based networks with the public telephone system's ease of access.

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

Business
--------

     Cyberfast utilizes recent developments in IP technology to provide toll quality voice and data services. IP technology allows for effective sharing of available bandwidth between many users. This is achieved by digitizing voice signals (essentially, converting it to data), segmenting the data stream into data units (packets), compression of voice data, and dynamic multiplexing of channels over a single physical medium. These methods yield more effective and flexible telecommunications models than current land based or wireless models, particularly in less-developed or underserved environments where the local population cannot support the communications infrastructure.

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

     Once a target market has been identified, there are four functions to be completed prior to a system being in a position to produce revenue. Many aspects of each function can be accomplished simultaneously, but each area must be complete prior to system activation. They are as follows:

     Phase 1 - Locating and signing a suitable local contractor-  Upon
     -------
     identifying an attractive target market, Cyberfast will search for a suitable contractor to oversee the Company's equipment and service connections at the point of integration with the target country's telephone system. This process is one of the Company's most important efforts. Even highly qualified contractors will sometimes have problems with local licensing and system interface issues. Among other responsibilities, the local contractor will provide all necessary local licenses, connections with the local telephone service provider, provide facilities to house and protect the equipment, and provide appropriate utilities.

     Through its reputation and via mutual friends, many times potential contractors will contact Cyberfast unsolicited. Other times the search for suitable contractor candidates will take extensive research. The time to complete this function can vary greatly from just a few days to several months.

     Phase 2 - Partner preparation-  This function, and the function of
     -------
     Cyberfast preparation (Phase 3) can be done simultaneously. Usually the effort to secure utilities and a suitable facility is relatively simple. However, the licensing and local telephony inter-connections are more complex. Depending on the target market, the process can take from a few weeks up to 18 months to complete.

     Phase 3 - Cyberfast preparation-  Cyberfast is responsible for designing
     -------
     the telecommunications system and procuring the appropriate hardware, software and international inter-connect to create the VoIP network. The Company's experience in this area makes this process a fairly straightforward effort. Depending on the target market, the installation can include a combination of satellite and fiber optic inter-connects which add complexity and additional lead-time to the preparation process. Depending on the availability of equipment and the complexity of the installation, this process can take from 30 days to 120 days to complete.

     Phase 4 - Installation and Testing-  Upon completion of the contractor and
     -------
     Cyberfast preparation phases, the equipment is installed. To expedite this process Cyberfast will have installed and tested the appropriate software prior to sending the equipment to the contractor. Under normal conditions, the installation and testing process can be done in about 10 days. However, it is common to have unforeseen interface problems with the local telephone company that can significantly extend the installation and testing process. In addition, if a satellite link is required other considerations such as weather and shipping problems can affect the process.

     To market the minutes available from the installed systems, Cyberfast provides wholesale minutes to international long distance carriers in the U.S. As mentioned above, the Company targets destination countries with state monopolized telecommunications companies ("Telcos"), low personal income rates, and high population transfers to the United States. The Company supplies minutes to these destination countries over a proprietary network of gateways using IP Telephony rather than traditional, analog based PSTNs. As a result, Cyberfast will be able to sell wholesale minutes at a dramatically reduced cost to secondary suppliers and still generate suitable margins for itself.

     Although the Company has signed numerous agreements in various countries around the world, most have not even advanced to Phase 1. Presently the network consists of the following systems in the phase indicated:

     India  Currently in Phase 2.
     -----

     North Africa   Currently in Phase 1.
     ------------

     Peru  Completed Phase 4, but waiting on toll free phone number to be
     ----
activated and operations to commence. In Peru, Cyberfast has developed a business relationship with Biper, Express, SAC. Through Biper, Cyberfast has use of a license to originate and terminate VoIP traffic in and out of Peru. As part of the program, Cyberfast will offer a pre-paid international long distance calling card in Peru. In addition to other distribution alternatives, the card will be sold via local retail outlets. A retail distribution chain has been identified and test sales are scheduled to begin in the next few months.

     East Africa (Kenya)  Through Phase 3, but the Company and the local partner
     -------------------
were dissatisfied with the testing results in Phase 4. They are currently working on enlarging the capacity and, at the same time, increasing the quality, at which time the system will be re-tested. This site will likely be producing revenue in the first half of 2001.

     Ukraine  Completed Phase 4, but actual operation of the site is on hold
     -------
because of pricing issues. The Company is uncertain if this site will be profitable.

     Haiti  Completed Phase 4, but operations at this site are on hold until the
     -----
Company locates a new local partner.

     Egypt  Had completed Phase 4 and began operating, but equipment was seized
     -----
by the telecommunications authority because the local partner (a registered communications company in Egypt) did not have the proper license it represented to have. Approximately $50,000 worth of equipment was confiscated. This amount is in addition to all the time and effort expended by the Company in getting through Phase 4. The Company is continuing to work with the local partner to retrieve the equipment (if the equipment can be retrieved at all). The Company believes that if and when the equipment is finally obtained, it may be technologically obsolete and not worth anything in resale value.

     In order to reduce the political risk and accelerate potential market penetration, Cyberfast has entered into an agreement with the Federation Mondiale des Zones Franches. The organization is headquartered in Geneva, Switzerland and represents over 2,400 free zones in over 70 countries. Simply stated, a free zone is a designated area in a given country where a business receives economic considerations to locate its facilities there. Depending on its location and length of existence, a free zone can range from a few companies to over 1,000+ enterprises. Under the agreement, Cyberfast is allowed to identify high potential free zones and develop a contract with the free zone manager to provide its services. Cyberfast has an exclusive agreement with the Federation to have this access. The Company has identified a high potential market located in Ecuador and has signed a contract with the zone manager to install VoIP systems, as described above.

     As previously mentioned, Cyberfast locates its servers with independent contractors in selected destination countries around the world, all of whom sign an exclusive service agreement with the Company. Typically, these partners are paid 35-50% of the net revenue (total revenue less appropriate circuit lease and interconnect costs) derived from terminating calls on a dedicated server for their particular destination country. Cyberfast pays the entire cost of installing the gateways, routers, switches, and international connections at these remote sites. Cyberfast is responsible for the leasing of appropriate transmission lines and overseeing the engineering, installation and testing of the system. The local partner is responsible for providing local licensing, a secure facility to house the equipment, establishing local trunk connections and providing 24 hour per day maintenance coverage. Cyberfast is also responsible for bringing customer traffic to the system, billing the customer and collecting appropriate revenues. Ultimately, Cyberfast intends to negotiate directly with Telcos in various destination countries to create a termination point for the whole country to sell originated minutes from that country to the U.S. In foreign countries with Telcos the arbitrage between IP and PSTN is even higher for originated minutes from that country to the U.S.

     In April 2000, the Company entered into an agreement with KPN/Qwest that provides Cyberfast with high bandwidth access to Western Europe. Through this agreement, the Company also gained access to KPN/Qwest's state-of-the-art satellite communications system with coverage throughout Europe. This access will enable the Company to deploy its toll quality services quickly and efficiently in any geographic location within the KPN/Qwest service area without having to depend on expensive land-based systems.

     The term of the KPN/Qwest agreement is for one year, renewable at the end of each year. All services to be provided by KPN/Qwest under the agreement, not including maintenance, are charged at a flat rate and the total monthly recurring services charge for all service areas under the agreement is 15,400 Euro; and the total non-recurring services charge for all service areas is 23,750.

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

     Cyberfast's facilities consist of telecommunications switching and routing equipment that enables reliable delivery of high quality voice and data signals over IP based circuits. The Company's domestic facilities are located in Boca Raton, Florida were it has developed proprietary billing software. This billing system will allow the Company to invoice its customers weekly and semi-monthly, as the case may be. Payment will be required to be made in U.S. dollars via wire transfer within ten business days of invoice.

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

  . Company management has had prior relationships with entities in the country that have strong business/political contacts and/or are involved in the telecommunications industry in that country.

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

     The Cyberfast corporate objective is to have between two and four customers for each country it serves. The Company will initially limit the number of customers accessing the network to optimize system quality. It is not uncommon for other networks to frequently oversubscribe their networks resulting in a degradation of service.

Business Risks
--------------

     Cyberfast's business is subject to a number of significant risks. Investors should carefully consider the risks described below and any additional risks contained in subsequent filings with the Securities and Exchange Commission and in the Company's press releases. If any of the following risks actually occur, the Company's business, financial condition or results of operations could be materially adversely affected. In that event, the trading price of the Company's shares could decline and investors could lose part or all of their investment.

     1)   Working Capital Deficiency.
          ---------------------------

     Because Cyberfast has not had significant revenues since November 1998 the Company has a working capital deficit. The principal stockholders and The FATA Group, Sp.A. have provided loans since June 30, 1999 totaling over $2,000,000. In addition FATA believes it has exercised its put option for redemption of its $1,500,000 investment (although the Company disputes whether the option was properly exercised). Therefore, in addition to working capital needs, the Company may be required to repay this investment. Until the Company's operations provide positive cash flow, it will require additional working capital, either from additional stockholder or bank loans or access to equity capital markets, the availability of which has no certainty.

     2)   Doing Business in Foreign Countries.
          -----------------------------------

     The Company operates in many foreign locations including underdeveloped or developing countries where the customs and business practices are different than those in the United States. The laws and regulations in these countries may either be inadequately enforced or may be changed without notice resulting in an interruption of the Company's service. These actions can include the confiscation of Cyberfast's and/or its Local Contractor's equipment. Furthermore, the judicial system in these countries may not provide the preventive or remedial protections necessary to adequately protect the Company's interests.

     3)   Reliance on Equipment.
          ---------------------

     The Company's success depends on its ability to provide efficient and uninterrupted, high-quality services. The systems and operations necessary to provide this service are vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events that may or may not be beyond the control of Cyberfast. The occurrence of any or all of these events could have a material adverse effect on the Company's business.

     4)   Reliance on Third Parties.
          -------------------------

     In each of the foreign countries where Cyberfast provides service, the Company establishes a contractual relationship with a Local Contractor. This local entity is responsible for complying with the appropriate local laws and regulations. In addition, the Contractor is required to obtain and keep current the required licenses and permits, as well as maintain and keep the equipment and circuits operational. To the extent that the Local Contractor does not fulfill his contractual obligations, our business may be materially adversely affected.

     The Company leases circuits from primary telecommunications carriers such as AT&T, MCI WorldCom, and Sprint. If these carriers are unable to provide or expand their current levels of service to the Company, our operations could be materially adversely affected. Although leased lines are usually available from several alternative suppliers, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Cyberfast is subject to risks relating to potential disruptions of such telecommunications services. No assurance can be given that significant interruptions of telecommunications services to the Company will not occur in the future. Changes in tariffs, regulations, or polices by any of the Company's telecommunications providers may adversely affect its ability to offer its services on a commercially reasonable or profitable terms.

     5)  Reliance on a Small Number of Customers.
         ----------------------------------------

     The Company sells its services to a limited number of customers. Each customer generates more than ten percent of the revenues of the Company. For example, in 1998 Star Telecom accounted for more than fifty percent of all the Company's revenues. Cyberfast operated under an agreement with its largest customer, IDT, Inc. that accounted for all of the Company's 1999 revenues. Although Company management believes that there are a number of customers to whom the Company can provide its services, changing business conditions may adversely affect Cyberfast if it loses a major customer.

     6)  Possible Regulation of IP Telephony.
         ------------------------------------

     Cyberfast customers use the Internet and private IP networks for the transmission of IP Telephony services. These services consist mainly of VoIP. The FCC does not presently regulate service providers as common carriers or telecommunications service providers. Any regulations that change the current unregulated environment in which the Company operates would negatively affect the profitability and/or competitive advantage of Cyberfast's customers in the marketplace and may result in a material adverse effect on the Company's business model and financial results.

     7)  Competition.
         ------------

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

     8)  Need to Manage Growth.
         ----------------------

     The Company plans to continue to aggressively seek to expand its operations. This planned growth, if it occurs, will place a strain on the Company's administrative, operational and financial resources. The Company's success depends, in part, on its ability to manage its growth and to enhance its operational and financial controls. If the Company continues to grow in the future, for which no assurances can be given, it will need to be able to attract and retain highly experienced executives and employees capable of providing the necessary support.

     9)  Dependence on Management.
         -------------------------

     The Company's success to date has depended in large part on the skills and efforts of Edward Stackpole, the Company's chairman and chief executive officer. The Company has relied upon Mr. Stackpole to establish relationships with its customers, service providers, and various parties in the underserved countries where the Company provides service. If Mr. Stackpole were to become unavailable or unwilling to serve in his present position, the business of the Company could be materially and adversely affected.

     10)  Limited Capitalization and Operating History.
          ---------------------------------------------

     Since 1999, the Company's liquidity needs have been principally financed with personal loans from Ed and Itir Stackpole. In order to fund its business plan the Company needs substantial additional capital. In addition to its limited operating history, the Company has limited capitalization. In the event the Company is unable to raise additional funds through private equity financing, it may not be able to fully implement its business plan. Companies with limited operating history and limited capitalization make predicting its future operating results difficult.

   11)  Possible Fluctuations in Operating Results.
        -------------------------------------------

     The Company has a limited operating history. Although revenues and operating income increased rapidly in 1998, that growth rate is not indicative of future growth rates. To the extent that the Company may experience interruptions in its ability to transmit communications for any reason, the results of operations for that period will be materially and adversely affected.

     From September 1, 1998 through late December, 1999 Cyberfast had no operational circuits and did not generate any revenues from operations. For this reason, and in view of the Company's limited operating history, the Company believes that period-to-period comparisons of its past or future operating results are not meaningful.

     Future results of operations may fluctuate significantly based upon numerous factors, including any foreign or domestic regulation or FCC ruling, pricing pressures which could lessen the competitive pricing advantage and reduce the traffic usage of its network, the Company's ability to penetrate new markets, and an increase in competition. There can be no assurances that the Company will be profitable on a period-to-period basis or at all.

     12)  Control by Management.
          ----------------------

     Edward J. Stackpole, the Company's chairman and chief executive officer, and his wife, Itir Stackpole, the Company's co-chairman, beneficially own approximately 26.15% of the Company's outstanding Class A Common Stock and 78.33% of the Company's Class B Common Stock. The Class B Common Stock is identical to the Class A Common Stock in all respects except that each share of Class B Common Stock has ten votes in respect to each share of Class A Common Stock. Because of the number of shares and voting power attributed to the Class B Common Stock, the Stackpoles control 73.97% of the total voting power and are able to control the election of the Company's directors and thereby control the policies and operations of the Company.

     13)  Contractual Obligations to Management / No Dividends.
          -----------------------------------------------------

     Pursuant to employment agreements with the Company's key management personnel, the Company is obligated to pay an aggregate of 13.3% of its quarterly net pre-tax income to these persons as bonuses in addition to their base salaries and stock options. There is no adjustment provision in the event the Company has a unprofitable quarter following a profitable quarter. Therefore, it is unlikely that the Company will be able to pay any dividends in light of its obligation to pay bonuses to management. Investors requiring income from dividends should not invest in the Company. In addition, the obligations to pay bonuses to management may have a material adverse effect on the Company's future results of operations.

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

     As a result of conducting business in foreign countries where the customs and business practices are different from the U.S., the Company runs the risk of business interruption for substantial periods of time, or even the termination of the ability to conduct business. Many of the countries where Cyberfast conducts business do not have judicial systems that provide the protection from or expeditious resolution to certain unlawful actions that may be taken against the Company or its local partner and, as a result, the business may be materially and adversely affected. For example, at the end of the third quarter of 1998 the Company experienced an interruption in its primary circuit to India and its equipment was confiscated. During 1998, substantially all of the Company's business operations were conducted in India. As a result of the extraordinary nature of this governmental intervention, Company management believes the financial information contained herein and the analysis thereof is not indicative of either future operating results or future financial condition. The Company believes that it was acting within the legal guidelines of the country and the confiscation was not justified. When the equipment in India was confiscated, all revenue sources ceased to exist and the Company began seeking out new markets for its products. As a result of the action, the Company experienced substantial and materially adverse fluctuations in its revenues for the period in question and subsequent periods. The Company has decided not to pursue seeking the return of the confiscated equipment in India, as management believes that the cost of doing so would likely outweigh the value of the equipment.

Reports to Security Holders
---------------------------

     The Company is subject to the reporting requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934.

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site can be accessed at (http://www.sec.gov). The Company's Internet site can be accessed at
 ------------------
(http://www.cyberfast.net).
 ------------------------

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

     The Company was involved in an arbitration with a former employee, Alan Goldstein, who alleged termination of his employment agreement without cause. In December 2000, the Company approved a Settlement Agreement reached before the American Arbitration Association pursuant to which the Company is required to pay $37,500 to Mr. Goldstein within sixty days and to grant Mr. Goldstein an option for 40,000 shares of the Company's common stock at a strike price of $1.00 per share. To date, the Company has paid Mr. Goldstein $20,000 under the Settlement Agreement and expects to pay the remaining balance by the end of March 2001.

     In January 2001, William Wollrab, a former Vice President of Business Development and Director of the Company, filed a complaint against the Company in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida alleging a breach of contract claim relating to Mr. Wollrab's employment contract with the Company. Mr. Wollrab is seeking $30,000 in unpaid wages as well as 1.5% of the gross revenues from on-going contracts for which Mr. Wollrab was responsible. The Company is currently attempting to negotiate a settlement with Mr. Wollrab.

     In January 2001, FATA Group Sp.A. ("FATA") filed a complaint for Specific Performance and other Equitable Relief in the Circuit Court of the 15th Judicial Circuit and for Palm Beach County, Florida, seeking to impose a mortgage against property owned by Ed and Itir Stackpole. This complaint arises from the dispute over the Company's Investment Agreement with FATA as previously described in this Form 10-KSB. In February 2001, Ed and Itir Stackpole filed a Motion to Dismiss FATA's complaint, alleging that FATA's claim is barred by the Statute of Frauds and by the terms of the Investment Agreement between the Company and FATA.

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

OTC Market

                   Calendar                          High Bid Price*          Low Bid Price*
                   --------                          --------------           -------------
2000               April 1 - June 30                   $  4.75                 $    2.00
                   January 1 - March 31                   7.00                      3.15

1999               October 1 - December 31                7.00                      1.50
                   July 1 - October 31                   12.00                     7.375
                   April 1 - June 30                     19.44                      2.38
                   January 1 - March 31                   5.25                      2.13

1998               October 1 - December 31                5.38                      2.25

_______________
* Bid prices were provided by "www.bloomberg.com" via the internet. This web site is hosted by the Bloomberg Corporation. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

     The closing bid price of the Class A Common Stock on March 5, 2001 was $0.40 per share.

Holders
-------

     As of March 5, 2001, there were approximately 155 beneficial holders of the Company's common stock.

Dividends
---------

     The Company did not pay dividends on its common stock in 1998 or 1999 and it does not anticipate paying any dividends thereon in the foreseeable future. The Company's subsidiaries did make subchapter S distributions to their former shareholders.

Recent Sales of Unregistered Securities
---------------------------------------

     On May 5, 2000, the Company entered into a Memorandum of Understanding (the "MOU") in connection with the sale of common stock of the Company to The FATA Group Sp.A., an Italian corporation ("FATA"). The MOU was replaced when the Company completed the first closing of an investment agreement (the "Agreement") with FATA. Pursuant to the Agreement, on August 1, 2000, FATA subscribed to and purchased from the Company a total of 1,466,276 shares of the Company's Class A Common Stock for a total purchase price of $1,500,000 (the "First Closing"), consisting of a $300,000 loan from FATA plus accrued interest that was converted to equity, and cash from the internal funds of FATA. Previously, on May 5, 2000, FATA made a $300,000 loan to the Company, which had an interest rate of 6% per annum. Accordingly, on August 1, 2000, the Company received net proceeds of $1,199,964 from FATA.

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

     Upon satisfaction of all the conditions stated in the Agreement, but no later than November 30, 2000, FATA had the option to purchase from the Company a combination of shares of Class A Common Stock, Class B Common Stock and/or Preferred Stock for a total purchase price of $3,500,000 (the "Second Closing"). FATA did not proceed with the Second Closing. Pursuant to the Agreement, if FATA did not proceed with the Second Closing, FATA had an option, exercisable in FATA's sole discretion until November 30, 2000, to sell to the Company the number of Company shares acquired by FATA at the First Closing for a fixed price of $1,500,000 plus any additional sums or consideration as of such time loaned to or contributed to the Company, plus an interest rate of 6% per year. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

     During the period covered by this report, the following persons and entities acquired shares of stock and other securities from us as set forth in the table below.

                              Class of Securities                                   Amount of                     Securities
Shareholder                        Received               Date Sold               Consideration                      Sold
-----------                        --------               ---------               -------------                      ----
M. Dowell Stackpole          Class A Common Stock         01/01/1999      Inducement to join board of             58,000/(1)/
                                                                          directors

Douglas Blackwell            Class A Common Stock         01/06/1999      $50,000 in investor                      7,500(1)/(2)/
                                                                          relations/public relations
                                                                          services rendered

Advantage Marketing and      Class A Common Stock         04/05/1999      Promissory Note                         50,000(1)
 Capital, Inc.

European Network Group       Class A Common Stock         04/07/1999      Fee                                     20,000(1)
 Society

Alan T. Goldstein            Class A Common Stock         06/01/1999      Signing bonus pursuant to an            10,000(1)
                                                                          employment agreement with the
                                                                          Company

Bert Perez                   Class A Common Stock         06/01/1999      Signing bonus pursuant to an            10,000(1)
                                                                          agreement with the Company

Boru Enterprises, Inc.       Class A Common Stock         08/13/1999      $500,000 in services rendered           75,000(1)
                                                                          in identifying and advising
                                                                          the Company about stock shorts

(1) The sale of shares of Class A Common Stock was exempt under Section 4(2) of the Securities Act. Each person acquired the shares for investment and had access to information concerning Cyberfast.
(2) The table does not include 10,000 shares issuable to Mr. Blackwell as a fee as of June 30, 1999. The shares have not been issued as of the date of this registration statement.

          The following Class A shares were issued in connection with the acquisition of Global in November 1999. The shares were issued in reliance on
Section 4(2) of the Securities Act. In addition, 20,000 Class A shares were issued to JW Genesis Capital Markets, Inc. as a finder's fee in reliance on
Section 4(2) of the Securities Act.

                      Name                                     Global Shares             Cyberfast Class A Shares
                      ----                                     -------------             ------------------------
William Wollrab                                                  1,766,102                         25,988

Ken Greenberg a/c/f Stephanie Greenberg                            200,000                          2,943

Chatfield Capital Corp.                                            100,000                          1,471

Green Capital, LLC                                               4,950,000                         72,839

Ken Greenberg a/c/f Annette Greenberg                               70,000                          1,030

Sissel Greenberg                                                    70,000                          1,030

Dylan Linglebach                                                    10,000                            147

Chris and Ira Snare                                                100,000                          1,471

Keith Galanti                                                    2,500,000                         36,788

Arnold Greenberg                                                   434,640                          6,396

Fiserv Correspondent Services, Inc. Cust. f/b/o                    500,000                          7,358
 Bernard O'Donnell IRA

Michael L. Rose                                                    400,000                          5,886

Zenith Holdings, Ltd.                                              250,000                          3,679

Gerard Werner                                                      100,000                          1,471

N. Bruce Walko                                                     500,000                          7,358

Lee McKnight                                                        46,936                            691

Patrick Kelly                                                       93,872                          1,381

Stan Borin                                                          46,936                            691

William Lehr                                                        46,936                            691

Jahangir Boroumand                                                  46,936                            691
                                                                ----------                        -------
Total Shares                                                    12,232,358                        180,000
                                                                ==========                        =======

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

Results Of Operations
---------------------

Years Ended December 31, 1998 And 1999

Table 1 - Percentage Analysis of Yearly Results of Operations

=======================================================================================================
                                                                                PERCENTAGE CHANGE
                                                                                -----------------
------------------------------------------------------------------------
                                            1999              1998           Between Periods (Decrease)
                                            ----              ----           --------------------------
-------------------------------------------------------------------------------------------------------
Revenues                                       100.0%         100.0%                            (94.2%)
-------------------------------------------------------------------------------------------------------
Expenses
-------------------------------------------------------------------------------------------------------
 COGS                                          110.8%          29.7%                            (78.3%)
-------------------------------------------------------------------------------------------------------
 Gross Margin                                  (10.8%)         70.3%                            (81.1%)
-------------------------------------------------------------------------------------------------------
 General & Administrative                      356.6%          45.8%                            (54.6%)
-------------------------------------------------------------------------------------------------------
 Common Stock                                  507.3%           0.6%                          4,475.8%
-------------------------------------------------------------------------------------------------------
Total Op. Expenses                             974.7%          46.5%                            (25.4%)
-------------------------------------------------------------------------------------------------------
Income (Loss) from operations                 (874.7%)         23.8%                           (314.2%)
-------------------------------------------------------------------------------------------------------
Other Income                                       -              -                                 -
-------------------------------------------------------------------------------------------------------
 Interest Expense, stockholder                  18.0%             -                                 -
-------------------------------------------------------------------------------------------------------
 Interest Income                                   -            0.2%                                -
-------------------------------------------------------------------------------------------------------
 Penalties and Interest                         26.4%             -                                 -
-------------------------------------------------------------------------------------------------------
 Proceeds/Contact Settlement                       -           11.2%                                -
-------------------------------------------------------------------------------------------------------
Income (Loss) before tax                      (919.1%)         31.6%                           (252.3%)
-------------------------------------------------------------------------------------------------------
Income Tax (Expense) Benefit                    51.4%          (3.1%)                           186.2%
-------------------------------------------------------------------------------------------------------
Net Income (Loss)                             (867.7%)         28.5%                           (259.6%)
-------------------------------------------------------------------------------------------------------
Net Income (Loss)/share                       ($0.61)        $ 0.39                            (256.4%)
======================================================================================================


     Table 1 above represents: (a) the relationship of income and expenses relative to net revenues; and (b) the change between the comparable prior period and current period. This table should be read in the context of the Company's audited financial statements incorporated as part of this filing, elsewhere herein.

     For the year ended December 31, 1999, revenues were $0.436 million compared to $7.475 million in the comparable prior period ended December 31, 1998. This decrease in revenue of $7.911 million represented a 94.2% decline from the comparable prior period ended December 31, 1998. The percentage change between the periods was solely attributed to a governmental confiscation of the Company's revenue producing assets in India during

September, 1998. During 1998, substantially all of the Company's business operations were conducted in India. During 1999, all revenue was generated from business operations in Haiti. As a result of the governmental intervention in India, the Company has initiated policies to minimize exposure to politically motivated and retaliatory actions by foreign governments on U.S. based businesses operating in the lesser developed countries of the world. (Please see
Item 1 - Description of Business, "Cyberfast Business Operations" above and Note 3 to the accompanying Financial Statements below for further discussion.) As a result of the extraordinary nature of this governmental intervention, Company management believes the financial information contained herein and the analysis thereof is not indicative of either future operating results or future financial condition.

     The Company's cost of goods sold decreased 78.3% from $2.221 million for the year ended December 31, 1998 to $0.483 million for the year ended December 31, 1999. As a percentage of revenues, cost of goods sold increased from 29.7% for the year ended December 31, 1998 to 110.8% for the year ended December 31, 1999 resulting in a decrease in gross margin of 103.8% from $5.254 million for the year ended December 31, 1998 to a deficit of $0.047 million for the year ended December 31, 1999. The increase in cost of goods sold as a percentage of revenues in fiscal year 1999 as compared to the fiscal year 1998 occurred as a result of the Company's precipitous loss of revenues due to the governmental action in India referenced above.

     General and administrative expenses declined 54.6% from $3.426 million during the period ended December 31, 1998 to $1.554 million in the comparable subsequent period ended December 31, 1999. Notwithstanding a one time commission fee of $1.620 for the period ended December 31, 1998, general and administrative expenses would have decreased only 14.0% between the fiscal year periods. This decrease was the result of the Company's actions to decrease costs in response to the loss of revenues as discussed above. The cost cutting measures adopted by the Company include the termination of employees; reduction of travel and related entertainment expenses; and decrease in general overhead expenses. Costs for developing new POPs during the fiscal year ended December 31, 1999 in other areas of the world were classified as general and administrative expenses.

     The decline in general and administrative expenses was offset by a substantial increase in expenses related to the issuance of common stock and options to various vendors and employees of the Company. This expense increased $2.162 million, or 4,475.8%, from $0.048 million for the fiscal year ended December 31, 1998 to $2.210 for the comparable subsequent period ended December 31, 1999. The use of stock and options in settlement of services provided and as an inducement to retain professional employment services from senior executives was made possible by the Company's reverse merger into a public shell and subsequent Reorganization in November, 1998. Until such time as the Company is able to provide more standard compensation and benefit packages for the retention of professionally qualified and competent employees, the Company expects to continue the use of stock and option grants for recruitment into the near future. However, reliance on this method for financing working capital requirements should diminish substantially during subsequent periods as the Company begins generating revenues. (For a discussion of the Stock based compensation please see Note 8 to the accompanying audited financial statements and PART I, Item 6 - Executive Compensation.)

     As a consequence of the above factors, the Company experienced income from operations of $1.780 million for the period ended December 31, 1998 compared to a loss from operations of $3.811 million for the comparable subsequent period ended December 31, 1999, or a decline of 314.2%.

     As a result of the Company circuits in India, Haiti and Pakistan and the Company's inability to activate any new POPs, the controlling shareholders extended a series of loans to the Company at various times during the fiscal year ended December 31, 1999. The loans are in the form of a demand note with interest accruing at 9% per annum and payable quarterly. Because of continuing working capital deficiencies, interest on these loans has remained unpaid. Approximately $0.079 million has been accrued as interest on the Company accounts for the fiscal year ended December 31, 1999. Further interest accruals on this loan will occur during subsequent periods. Except for $0.300 paid in August 2000 as part principal and interest payment, no principal payments have been made against them.

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

     As a result of the above reasons, the Company experienced a loss before taxes of $4.004 million for the year ended December 31, 1999 compared to an income before taxes of $2.629 million in the comparable prior period ended December 31, 1998. A tax assessment of $0.260 million for the period ended December 31, 1998 reduced the Company's net income for the period to $2.369 million, and a tax benefit accruing as a result of net operating loss carry forwards decreased the net loss for the comparable subsequent period ended December 31, 1999 to $3.781 million. Accordingly, the Company's results per share of common stock declined from an income per share of $0.39 for the period ended December 31, 1998 to a loss per share of $0.61 for the period ended December 31, 1999. It should be noted, however, that the Company's income tax liabilities for the fiscal year ended December 31, 1998 were assessed under subchapter S of the Internal Revenue Code through September 30, 1998. Had the Company been taxed as a conventional corporation under the Internal Revenue Code, the Company's tax liability would have been $0.989 million for that same period, reducing the Company's net income to $1.640 million from $2.369 million and it's per share earnings to $0.27 from $0.39. This proforma presentation more accurately characterizes the Company's financial performance and tax liability during the period ended December 31, 1998.

Liquidity And Capital Resources
-------------------------------

Years Ended December 31, 1998 And 1999

     Net cash used in operating activities for the fiscal year ended December 31, 1999 was $0.946 million compared to $2.445 million provided by operations in the comparable prior period ended December 31, 1998, representing a decline of $3.391 million or 138.7%. This deficit in net cash was primarily the result of a $3.781 million net loss for the fiscal year ended December 31, 1999 as compared to net income of $2.369 for the comparable prior period. The net cash deficit was partially offset by an increase in stock based contributions of $2.210 million and accounts payable of $0.640 million from the fiscal year ended December 31, 1998 to the comparable period ended December 31, 1999.

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

     Company management expects the working capital deficit will continue until sufficient revenues are generated from operations and/or additional equity or debt investment from third party financing can be obtained. Because the Second Closing with FATA did not occur, the Company will remain largely dependent on the extension of shareholder loans to finance its working capital deficits or the recruitment of additional equity capital.

Plan of Operations
------------------

     During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance it's working capital deficit, but in addition, new equity subscriptions and the start-up of new POPs currently under contract will provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans have increased from a total of $1.346 million on December 31, 1999 to $1.488 million on May 31, 2000.

     During calendar year 2000 the Company made several adjustments to its business plan. Four major items include:

     . The use of local contractors in those countries where it is very important to have an established business relationship with the local telephone companies and/or the local licensing authorities.

     . The expansion of the number of targeted operating Points of Presence (POP's) to minimize the effects on revenue if service to a single system is interrupted for any reason.

     . The inclusion of a retail strategy that enables Cyberfast to move away from a complete reliance on wholesale sales and provide additional profit sources. This long-term strategy is especially important as market competition puts pressure on operating margins.

     . The long-term development of network "hubs" that will connect the POP's served by the Company. By interconnecting the POP's Cyberfast will have the ability to re-file international telecommunications traffic. Simply stated, instead of carrying traffic just between the United States and the POP, the Company can take advantage of its network and deliver/receive traffic between areas that are traditionally provide very high margins.

     The Cyberfast management team is very aware of its need for additional operating capital to finance it expansion. The Company hopes to acquiring the needed capital from three sources:

     . From operations. The Company believes it will begin generating revenues during the first six months of 2001. Cyberfast management team has purposely kept expenses at a minimum so as to get the Company into a position where it can sustain itself from operating revenue.

     . From outside sources. Over the last year the Company has had several meaningful negotiations with outside potential investors.

     . From the Stackpole family. Edward and Itir Stackpole have continued to accrue salaries and provide interim funding as necessary.

          Company management is mindful of the consequences of government action with respect to operations in foreign jurisdictions, as was the case in India in 1998. In an effort to mitigate interruption of the Company's business in these foreign jurisdictions, Company management has implemented a program whereby the Company is shielded from any direct governmental actions through engagements with local partners. Each local partner will have the ultimate responsibility of governmental and regulatory relations in each destination country, thereby protecting Company assets from predatory seizures by hostile governments. The process of identifying, recruiting, and engaging local implementation partners is governed by the following principles:

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

Forward Looking Statements
--------------------------

     CERTAIN STATEMENTS MADE IN THIS REPORT ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, OUR ANTICIPATION THAT OUR PRINCIPAL STOCKHOLDERS WILL SUPPLY WORKING CAPITAL LOANS AND THAT THE COMPANY WILL LOCATE FINANCING FROM THIRD PARTIES. THESE STATEMENTS ARE BASED ON MANAGEMENT'S BELIEFS AND ASSUMPTIONS AND ON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. THESE STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS. OUR PRINCIPAL STOCKHOLDERS MAY DISCONTINUE

MAKING LOANS AND THE COMPANY MAY NOT BE ABLE TO ATTRACT THIRD PARTY FUNDING.

ITEM 7.   FINANCIAL STATEMENTS

     The Company's audited financial statements for fiscal years ended December 31, 1998 and 1999, the statements of operations and statements of cash flows for the years then ended, are attached immediately preceding the signature page of this Form 10-KSB.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On October 5, 1999 the Company engaged the firm of Rachlin Cohen & Holtz, LLP to audit Company financial statements for the fiscal years ended December 31, 1998 and 1999. The Company's financial statements were previously audited by Mr. Robert Jarkow, CPA. The Company learned that Mr. Jarkow was not independent, could not act as Company auditor, and could not render any opinion on the financial statements of the Company.

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

     The following table sets forth names and ages of all executive officers and directors of the Company:

Name                       Age     Position                                Director Since
----                       ---     --------                                --------------
Edward J. Stackpole        56      Co-Chair of the Board of Directors,          11/98
                                   Chief Executive Officer

Itir Stackpole             45      Co-Chair of the Board of Directors,          11/98
                                   Vice President

Name                       Age     Position                                           Director Since
----                       ---     --------                                           --------------
N. Bruce Walko             60      President, Director                                    11/99

M. Dowell Stackpole        45      Director                                               11/98

Bert Perez                 36      Chief Technical Officer, Director                      12/99

William Wollrab            43      Vice President, Business Development, Director         11/99*

Gerard Werner              27      Secretary, Director                                    11/99

_______________
* Mr. Wollrab resigned in August 2000.

     Edward J. Stackpole founded the operations of the Company through the BCC and CNSC subsidiaries. Since August, 1995, Mr. Stackpole has served as president the BCC and CNSC subsidiaries, and since the Company's Reorganization in November, 1998, has been Chief Executive Officer and Chairman of the Company's Board of Directors. For six years prior to that date, Mr. Stackpole was the general partner of EJS Associates, a privately held company that owned the distribution rights for AT&T equipment in Turkey, and distributed telecommunications product in Turkey. Edward and Itir Stackpole are husband and wife.

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

     Mr. Bruce Walko has been President and a Director of the Company since November, 1999 as a consequence of acquisition of Global by the Company. Mr. Walko also serves as a Director of Appiant Technologies, formerly Nhancement Technologies, Inc., a NASDAQ small cap company located in Fremont, California that is a software applications and services company specializing in unified communications and information solutions. From June 1999 until November 1999 Mr. Walko served as President of Global Telcom until its acquisition by the Company. From April 1998 to May 1999 Mr. Walko was served as an individual consultant to LCC Corporation in Washington, D.C., SITEL Corporation in Omaha, Nebraska, and IES Corporation in Salt Lake City, Utah. From September 1997 to March 1998 he served as acting Vice President of Marketing for MTC Netsource, Petaluma, California. From September 1994 to August 1997 he served as Vice President and Regional General Manager of NextWave Cellular in San Diego, California. He has a B.S. degree in Computer Science from Purdue University and an MBA in Finance and Marketing from the University of Southern California.

     Mr. Bert Perez has been the Chief Technical Officer and a Directors since June 1999. Mr. Perez was employed by Sprint Communications, Inc. in south Florida from 1992 through 1999 as

Data Support Manager and prior to that as an MIS manager for ABC television. In his prior positions, Mr. Perez was responsible for the design and implementation of network solutions and technical support.

     Mr. Bill Wollrab was a Director of the Company as a consequence of acquisition of Global by the Company and provided consulting services to locate potential partners in developing countries for the Company. He has been involved in business consulting since March, 1998. From 1986 to 1993 Mr. Wollrab was a commercial real estate broker with Marcus & Millichap, Denver, Colorado. Mr. Wollrab received his BA in German Literature in 1979 from Lake Forest College, Lake Forest, Illinois. Effective August 2, 2000, Mr. Wollrab resigned from the Company's Board of Directors to make a seat available for a nominee of FATA. As consideration for this resignation, the Company accelerated the vesting of certain options due to Mr. Wollrab during the forthcoming fiscal year ending December 31, 2001.

     Mr. Gerard Werner is a Director and Secretary of the Company as a consequence of acquisition of Global by the Company. Mr. Werner is a member of the District of Columbia Bar Association and received his A.B. in May 1994 from Georgetown University, J.D. in May 1997 from Georgetown University Law Center.

     Mr. M. Dowell Stackpole became a director in December, 1998. Mr. Stackpole has been employed as an analyst for an investment firm operated by Bass Brothers of Fort Worth, Texas since January 1994. Mr. Stackpole is the brother of Mr. Edward J. Stackpole, Cyberfast's Chief Executive Officer.

Board of Advisors
-----------------

     In addition to the Company's Board of Directors, it has added a Board of Advisors as the result of the Global acquisition. The members on the Board of Advisors include:

Lee W. McKnight

     Dr. McKnight is an advisor to the Company's Board of Directors and is intended to be a consultant of the Company in the future, though he has not done any consulting work for the Company to date. Dr. McKnight has been with the Company since October of 1999 as a consequence of acquisition of Global by the Company. Dr. McKnight is Associate Professor of International Communication and Director of the Edward R. Murrow Center at the Fletcher School of Law and Diplomacy, Tufts University; Research Affiliate at the MIT Center for Technology, Policy and Industrial Development; founder of the Internet Telephony Consortium; and President of Marengo Research, a consultancy. Professor McKnight received his PhD from MIT in 1989, MA from Johns Hopkins University in 1981, and BA from Tufts University in 1978.

William H. Lehr

     Mr. Lehr is a consultant of the Company and has been with the Company since October of 1999 as a consequence of acquisition of Global by the Company. From 1997 to present, Mr.

Lehr has been an Assistant Professor of Finance and Economics at the Graduate School of Business, Columbia University New York, NY. From January of 1997 to the present, Mr. Lehr has been an affiliate of Internet Telephony and Interoperability Consortium, Center for Technology, Policy and Industrial Development at Massachusetts Institute of Technology. Mr. Lehr received his Ph.D. in Economics from Stanford University in 1992, his MBA from The Wharton School, University of Pennsylvania in 1984.

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

                                                    SUMMARY COMPENSATION TABLE

              FISCAL YEAR COMPENSATION                                                  LONG TERM COMPENSATION

                                                                             Awards                                 Payouts
                                                                             ------                                 -------
                                                                                         Restricted
                                                                                           Shares
                                                              Other        Securities        or                    All other
                                                              Annual          under      Restricted     LTIP        Compen-
       Name and                     Salary        Bonus      Compen-       Option/SARs     Share       Payouts      sation
  Principal Position      Year       ($)           ($)        sation         Granted       Units         ($)          ($)
  ------------------      ----       ---           ---        ------         -------       -----         ---          ---
Edward J. Stackpole/      1999     300,000          0       28,800/(1)/      250,000          0           0            0
Co-Chair and CEO          1998     262,882          0        2,400/(1)/                       0           0       1,370,459/(2)/
                          1997       N/A            0           0              N/A            0           0           N/A

Itir Stackpole/           1999     250,000          0           0            250,000          0           0            0
Co-and Vice President     1998     262,882          0           0               0             0           0       1,370,459/(2)/
                          1997       N/A            0           0              N/A            0           0           N/A

Ridvan Ali Gurkan/        1999         0            0           0               0             0           0            0
Vice President,           1998     310,000/(3)/     0           0               0             0           0            0
International Operations  1997         0            0           0               0             0           0            0

Alan T. Goldstein         1999      50,000          0           0             50,000       10,000         0            0
                          1998       N/A           N/A         N/A             N/A           N/A         N/A          N/A
                          1997       N/A           N/A         N/A             N/A           N/A         N/A          N/A

Bert Perez                1999      58,333          0        8,400/(1)/      100,000       10,000         0            0
Chief Technical Officer   1998       N/A           N/A         N/A             N/A           N/A         N/A          N/A
                          1997       N/A           N/A         N/A             N/A           N/A         N/A          N/A

____________________
(1)  Represents car allowance.
(2) In 1998 CNSI was taxed under Subchapter S of the Internal Revenue Code. Edward and Itir Stackpole, as holders of 100% of the stock of CNSI, received distributions under Subchapter S of the Internal Revenue Code. One-half is imputed to each as other compensation.
(3)  Represents commissions.

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

                      OPTION/SAR GRANTS IN PREVIOUS YEAR
                               INDIVIDUAL GAINS

                         Number of            % of Total
                         Securities          Options/SARs
                         Underlying           Granted to
                        Options/SARs         Employees in        Exercise or Base      Market Price on
Name                    Granted (#)          Fiscal Year           Price ($/Sh)         Date of Grant       Expiration Date
----                    ------------         -----------           -----------          -------------       ---------------
Edward J. Stackpole       200,000               30.77%                $3.50                  $5.25              01/01/09
                           50,000                7.69%                $3.50                  $7.00              12/31/09

Itir Stackpole            200,000               30.77%                $3.50                  $5.25              01/01/09
                           50,000                7.69%                $3.50                  $7.00              12/31/09

Alan Goldstein             50,000                7.69%                $3.50                  $7.00              12/31/09

Bert Perez                 50,000                7.69%                $3.50                  $9.19              05/31/09
                           50,000                7.69%                $3.50                  $7.00              12/31/09


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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                          Number of Securities
                                                                               Underlying               Value of
                                                                              Unexercised              Unexercised
                                                                            Options/SARs at          Options/SARs at
                                                                               FY-End (#)              FY-End ($)
                           Shares Acquired
                                 on                                           Exercisable/            Exercisable/
Name                         Exercise (#)         Value Realized ($)         Unexercisable            Unexercisable
----                         ------------         ------------------         -------------            -------------
Edward J. Stackpole              -0-                     -0-                     250,000                $1,750,000

Itir Stackpole                   -0-                     -0-                     250,000                $1,750,000

Alan T. Goldstein                -0-                     -0-                      50,000                $  350,000

Bert Perez                       -0-                     -0-                     100,000                $  700,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information (consisting of Class A and Class B Common Stock) as of March 5, 2001 concerning the beneficial ownership of the Company's voting stock held by each director and named executive officer; each person known by us to be the beneficial owner of at least five percent of the Company's voting stock; and all named executive officers and directors as a group. The information is provided on a combined basis for Class A and Class B Common Stock to reflect share ownership and voting power for the combined classes.

                                                                                                Total of       Percentage of Voting
Name and                Number of          Percent of       Number of        Percent of        Class A and            Power
Address of               Class A            Class A          Class B          Class B            Class B            (Combined
Beneficial Owner         Shares              Shares           Shares           Shares            Shares              Classes)
----------------         ------              ------           ------           ------            ------              -------
Edward J. and Itir
Stackpole               1,069,394/(1)/       26.15%        3,507,400           78.33%          4,576,744/(1)/        73.97%/(1)/

N. Bruce Walko            207,358/(2)/        6.03%               -0-             -0-            207,358/(2)/         0.43%/(2)/

M. Dowell Stackpole       158,000/(3)/        4.73%               -0-             -0-            158,000/(3)/         0.33%/(3)/

Gerard Werner             101,471/(4)/        3.04%               -0-             -0-            101,471/(4)/         0.21%/(4)/

Bert Perez                210,000/(5)/        6.11%               -0-             -0-            210,000/(5)/         0.44%/(5)/

William Wollrab           300,988/(6)/        8.56%               -0-             -0-            300,988%/(6)/        0.62%/(6)/

All officers and
directors as a
group (7 persons)       2,022,161/(7)/       40.94%        3,507,400           78.33%          5,529,561/(7)/        74.62%/(7)/

Oguz Stackpole            121,100             3.73%          965,200           21.56%          1,086,300             20.35%

The FATA Group
Sp.A. /(8)/             1,466,276             45.3%               -0-             -0-          1,466,276              3.05%

__________________
(1) Includes options to acquire 425,000 shares held by Edward Stackpole of which 400,000 are exercisable at $3.50 per share for ten years from date of grant and of which 25,000 are exercisable at $3.00 per share for ten years from date of grant. Also includes options to purchase 425,000 shares held by Itir Stackpole, of which 400,000 are exercisable at $3.50 per share from date of grant and of which 25,000 are exercisable at $3.00 per share for ten years from date of grant.
(2) Includes options to acquire 200,000 shares exercisable at $3.00 per share for ten years from date of grant.
(3) Includes options to acquire 100,000 shares exercisable at $3.50 per share for ten years from date of grant. Also includes 8,000 shares held by M. Dowell Stackpole's wife and six children.
(4) Includes options to acquire 100,000 shares exercisable at $3.50 per share for ten years from date of grant.
(5) Includes options to acquire 200,000 shares exercisable at $3.50 per share for ten years from date of grant.
(6) Includes options to acquire 150,000 shares exercisable at $3.50 per share for ten years from date of grant and options to acquire 125,000 shares exercisable at $4.20 per share for ten years from date of grant.
(7) Includes footnotes 1 through 6.
(8) As discussed in its Schedule 13D, FATA is controlled by Gaetano Di Rosa, Ignazio Moncada, Andrea Lombardi, Marcello Agnoli, Angelo Airaghi, Giancarlo Battista, Giuseppe Bono, Alberto De Benedictis, Paolo Micheletta, Arcangiolo Lovari, Alessandro Bertolini, Loris Boggio, Enrico Borgogna, Sergio Camani, Piero Alberto Canuto, Stefano Carlin, Diego Cavalli, Vincenzo Chieppa, Davide Cucino, Silvio De Poli, Giorgio Donini, Lino Franco, Angelo Furinghetti, Marco Gallino, Piero-Carlo Gallo, Stefano Giovine, Giovanni Granella, Massimo Lessona, Flavio Mussano, Sergio Pagani, Giancarlo Prato, Marzio Raveggi, Calogero Rifici, Bruno Taraglio and Bartolomeo Tosco, all residents of Italy.


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

    The following table describes the shares that the Company issued to management and persons who were beneficial owners of more than five percent of the Company's common stock as part of the November 1998 Reorganization:

Shareholder Name                      Number and Class of Shares Issued
----------------                      ---------------------------------

Edward J. and Itir Stackpole          251,044 shares of Class A Common Stock
                                      3,507,400 shares of Class B Common Stock

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

     As of December 31, 1999, the Company owed Edward and Itir Stackpole $0.529 million for accrued salaries. Since that date, the salaries have continued to accrue.

     The Company currently has outstanding loans to Mr. and Mrs. Stackpole totaling approximately $1,700,000, including accrued interest. In August 2000, the Company made a partial payment to the Stackpoles of $300,000 on the outstanding principal and interest. The outstanding debt is evidenced by a demand note which accrues interest at 9%, compounded quarterly.

     During 1998, approximately $310,000 in salary and commissions was paid to Ali Gurkan, Itir Stackpole's brother and to Mr. Gurkan's wife, for consulting services rendered to the Company. Mr. Gurkan resigned his consulting position in the second quarter of 1999. In November 1998, the Company issued 209,950 shares of Class B Common Stock to Mr. Gurkan, in exchange for 71 shares of Cyberfast Network Systems, Inc. and in reliance on Section 4(2) of the Act.

     During 1999, the Company issued 58,000 shares of Class A common stock and options to purchase an additional 50,000 shares at $3.50 per share (the fair value of the underlying shares on the date of grant) to M. Dowell Stackpole who is related by birth to Ed Stackpole, a majority stockholder. The common shares and options were issued to M. Dowell Stackpole in connection with services provided during 1999 as a member of the Board of Directors. Subsequent to December 31, 1999, M. Dowell Stackpole received an additional 50,000 options to purchase common stock, again in connection with services to be rendered as a Board member.

     In November 1998, the Company sold 209,950 shares of Class B Common Stock to Greengold International Corporation ("Greengold"), a promoter, in exchange for 221 shares of Cyberfast Network Systems, Inc. in reliance on Section 4(2) of the Act. Greenbold subsequently converted its Class B shares to Class A shares. Kenneth Greenberg and Peter Goldstein, both affiliated with Greengold, were each issued 20,000 shares of Class A Common Stock, in reliance on Section 4(2) of the Act, for services rendered to the Company.

     In November 1998, the Company issued 127,900 shares of Class A Common Stock to Bridgestone Capital Group, LLC, a promoter of the Company, in exchange for services rendered to the Company and in reliance on Section 4(2) of the Act. In November 1998, the Company also issued 115,735 shares of Class A Common Stock to Olympic Capital Group, Inc. and its designees, promoters of the Company, in exchange for service rendered and in reliance of Section 4(2) of the Act.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit No.:

 2.0       Plan of Reorganization. (1)
 3.0       Articles of Incorporation. (1)
 3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
 3.2       Amendment to the Articles of Incorporation of Cyberfast Systems, Inc.
           (1)
 3.3       Bylaws. (1)
10.1       Cisco Equipment Lease. (1)
10.2       Cyberfast/FATA Investment Agreement. (1)
10.3       Employment Agreement between the Company and Edward Stackpole. Filed herewith
10.4       Employment Agreement between the Company and Itir Stackpole. Filed herewith.
10.5       Employment Agreement between the Company and Bert Perez. Filed herewith.
10.6       Employment Agreement between the Company and Bruce Walko. Filed herewith.
10.7.1     Office Lease. Filed herewith.
10.7.2     Amendment to Lease Agreement, dated May 24, 2000. Filed herewith.
10.8       Agreement with KPN/Qwest, dated April 5, 2000. Filed herewith.
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0       Subsidiaries.  (1)
27.1       Financial Data Schedule. (1)

___________
(1) Incorporated by reference from the Company's filing on Form 10-SB.
(2) To be filed by amendment to the Company's Form 10-SB.


     (b)  Reports on Form 8-K:

     On November 16, 1999 the Company filed a report on Form 8-K, reporting an event on September 30, 1999 regarding a change in the Company's auditor. The Company filed Form 8-K/A No. 1 on August 22, 2000 amending the September 30, 1999 Form 8-K.

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CYBERFAST SYSTEMS, INC.



Dated: April 3, 2001           By: /s/ Edward J. Stackpole
                                   ---------------------------------------------
                                   Edward J. Stackpole, Chief Executive Officer
                                   and Co-Chair of the Board


Dated: April 3, 2001           By: /s/ Itir Stackpole
                                   ---------------------------------------------
                                   Itir Stackpole, Chief Financial Officer,
                                   Vice President and Co-Chair of the Board


Dated: April 3, 2001           By: /s/ N. Bruce Walko
                                   ---------------------------------------------
                                    N. Bruce Walko, President, Director


Dated: April 3, 2001           By: /s/ Bert Perez
                                   ---------------------------------------------
                                   Bert Perez, Chief Technical Officer, Director


Dated: April 3, 2001           By: /s/ Gerard Werner
                                   ---------------------------------------------
                                   Gerard Werner, Secretary, Director

                                 EXHIBIT INDEX


 2.0           Plan of Reorganization. (1)
 3.0           Articles of Incorporation. (1)
 3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
 3.2           Amendment to the Articles of Incorporation of Cyberfast Systems,
               Inc. (1)
 3.3           Bylaws. (1)
10.1           Cisco Equipment Lease. (1)
10.2           Cyberfast/FATA Investment Agreement. (1)
10.3           Employment Agreement between the Company and Edward Stackpole.
               File herewith.
10.4 Employment Agreement between the Company and Itir Stackpole. File herewith.
10.5           Employment Agreement between the Company and Bert Perez. (1)
10.6 Employment Agreement between the Company and Bruce Walto. Filed herewith.
10.7.1         Office Lease. Filed herewith.
10.7.2         Amendment to Lease Agreement, dated May 24, 2000. Filed herewith.
10.8           Agreement with KPN/Qwest, dated April 5, 2000. Filed herewith.
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0           Subsidiaries. (1)
27.1           Financial Data Schedule. (1)

____________
(1) Incorporated by reference from the Company's filing on Form 10-SB.
(2) To be filed by amendment to the Company's Form 10-SB.

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

   Statements of Operations                                           F-3

   Statements of Stockholders' Deficiency                             F-4

   Statements of Cash Flows                                           F-5

   Notes to Consolidated Financial Statements                      F-6 - F-18

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------


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


                            RACHLIN COHEN & HOLTZ LLP


Fort Lauderdale, Florida
May 11, 2000, except for Note 9 as to
  which the date is March 26, 2001

                   Cyberfast Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                               DECEMBER 31, 1999

                                                                              1999
                                                                              ----
                                        ASSETS
                                        ------

Current Assets:
    Cash                                                                   $         -
    Advances to officers/directors and others                                   15,000
                                                                           -----------
      Total current assets                                                      15,000

Property and Equipment, Net of Accumulated Depreciation
    of $92,094 and $2,000                                                      358,376

Deposits                                                                             -
                                                                           -----------

                                                                           $   373,376
                                                                           ===========

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                       ----------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses:
      Stockholder compensation                                             $   528,826
      Other                                                                    262,275
    Majority stockholder/officer/director/loan                               1,346,361
    Income taxes payable                                                       151,000
    Bank overdraft                                                              22,566
                                                                           -----------
      Total current liabilities                                              2,311,028
                                                                           -----------

Commitments, Contingencies, Other Matters and Subsequent Event                       -

Stockholders' Deficiency:
    Preferred stock, $100.par value; 5,000,000
      shares authorized; 0 shares issued                                             -
    Common stock
      Class A, $.01 par value; 40,250,000 shares authorized;
          1,710,450 and 1,459,950 shares issued and outstanding                 17,105
      Class B, $.01 par value; 4,750,000 shares authorized;
          4,540,050 shares issued and outstanding                               45,400
    Additional paid-in capital                                               2,419,607
    Deficit                                                                 (4,419,764)
                                                                           -----------
                                                                            (1,937,652)
                                                                           -----------
                                                                           $   373,376
                                                                           ===========

               See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1999 and 1998


                                                                                                    1999             1998
                                                                                                    ----             ----
Revenues:
    Data communications services                                                                $   435,739    $  7,474,685

Cost of Sales                                                                                       482,678       2,220,941
                                                                                                -----------    ------------
Gross Margin                                                                                        (46,939)      5,253,744
                                                                                                -----------    ------------
Other Operating Expenses:
    General and administrative                                                                    1,554,008       3,425,795
    Common stock and options issued for services                                                  2,210,410          48,306
                                                                                                -----------    ------------
         Total expenses                                                                           3,764,418       3,474,101
                                                                                                -----------    ------------
Income (Loss) from Operations                                                                    (3,811,357)      1,779,643
                                                                                                -----------    ------------
Other Income (Expense):
    Interest expense, stockholder                                                                   (78,540)              -
    Interest income                                                                                       -          13,287
    Penalties and interest                                                                         (115,000)              -
    Proceeds from contract settlement                                                                     -         836,000
                                                                                                -----------    ------------
                                                                                                   (193,540)        849,287
                                                                                                -----------    ------------
Income (Loss) before Income Taxes                                                                (4,004,897)      2,628,930
Income Tax (Expense) Benefit                                                                        224,000        (260,000)
                                                                                                -----------    ------------
Net Income (Loss)                                                                               $(3,780,897)   $  2,368,930
                                                                                                ===========    ============
Net Income (Loss) Per Common Share -
    Basic and Diluted                                                                           $     (0.61)   $       0.39
                                                                                                ===========    ============
Weighted Average Number of Common
    Shares Outstanding                                                                            6,148,984       6,000,000
                                                                                                ===========    ============
1998 Proforma Tax:

During 1998, through September 30, 1998 the Companies were taxed as subchapter S
Corporations.

The proforma tax is computed as if Cyberfast Systems, Inc. and Subsidiaries were taxed for the entire calender year 1998 as a conventional corporation under the Internal Revenue Code.

        Income from operations before income tax                                                               $  2,628,930

        Provisions for income tax                                                                                   989,000
                                                                                                               ------------
        Net income                                                                                             $  1,639,930
                                                                                                               ============
        Net income per share                                                                                   $       0.27
                                                                                                               ============
        Weighted average outstanding shares                                                                       6,000,000
                                                                                                               ============

                See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    YEARS ENDED DECEMBER 31, 1999 and 1998


                                                                                          Additional    Retained
                                                           Common Stock                    Paid-In      Earnings
                                                   Shares                 Amount           Capital      (Deficit)      Total
                                                   ------                 ------           -------      ---------      -----
                                             Class A    Class B     Class A     Class B
                                             -------    -------     -------     -------
Balance, December 31, 1997                  1,459,950  4,540,050   $ 14,600    $ 45,400  $   211,702  $  (266,880)  $     4,822

Year ended December 31, 1998:

   Net income                                       -          -          -           -            -    2,368,930     2,368,930

   Distributions to stockholders                    -          -          -           -            -   (2,740,917)   (2,740,917)
                                            --------- ----------   --------    --------  -----------  -----------   -----------

Balance, December 31, 1998                  1,459,950  4,540,050     14,600      45,400      211,702     (638,867)     (367,165)

Year ended December 31, 1999:

   Issuance of common stock for services      250,500          -      2,505                1,397,995            -     1,400,500

   Options granted for services                     -          -          -           -      809,910            -       809,910

   Net loss                                         -          -          -           -            -   (3,780,897)   (3,780,897)
                                            --------- ----------   --------    --------  -----------  -----------   -----------

Balance, December 31, 1999                  1,710,450  4,540,050   $ 17,105    $ 45,400  $ 2,419,607  $(4,419,764)  $(1,937,652)
                                            ========= ==========   ========    ========  ===========  ===========   ===========

                See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                    YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                                         1999            1998
                                                                                         ----            ----
Cash Flows from Operating Activities:
    Net income (loss)                                                                 $(3,780,897)    $ 2,368,930
    Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by (used in) operating activities:
         Depreciation                                                                      90,094           2,000
         Stock-based compensation                                                       2,210,410          48,306
         Loss on confiscated assets                                                             -         108,892
         Changes in operating assets and liabilities:
         (Increase) decrease in :
           Customer deposits                                                                    -        (309,000)
           Other                                                                            3,027          20,000
         Increase (decrease) in:
           Accounts payable                                                               640,190         (54,023)
           Income taxes payable                                                          (109,000)        260,000
                                                                                      -----------     -----------
                Net cash provided by (used in) operating activities                      (946,176)      2,445,105
                                                                                      -----------     -----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                                                   (347,233)        (93,237)
    Repayment of stockholder loan receivable                                                    -         150,000
    (Advances to) repayments from officers/directors and others                           (15,000)              -
                                                                                      -----------     -----------
                Net cash provided by (used in) investing activities                      (362,233)         56,763
                                                                                      -----------     -----------
Cash Flows from Financing Activities:
    Bank overdraft                                                                         22,566               -
    Loans from stockholders                                                             1,275,861          70,500
    Distributions to stockholders                                                               -      (2,740,917)
                                                                                      -----------     -----------
                Net cash provided by (used in) financing activities                     1,298,427      (2,670,417)
                                                                                      -----------     -----------
Net Decrease in Cash and Cash Equivalents                                                  (9,982)       (168,549)

Cash and Cash Equivalents, Beginning                                                        9,982         178,531
                                                                                      -----------     -----------
Cash and Cash Equivalents, Ending                                                     $         -     $     9,982
                                                                                      ===========     ===========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                            $         -     $         -
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

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                            Years Ended
                                                            December 31,
                                                          1999         1998
                                                          ----         ----

     Tax provision at the statutory rate of 34%       $(1,296,000)  $ 894,000
     State income taxes, net of federal income tax       (114,000)     95,000
     Benefit of net operating loss carryback             (224,000)          -
     Stock based compensation                             370,000           -
     Tax relating to subchapter S status                        -    (729,000)
     Change in valuation allowance                        991,000           -
     Other                                                 49,000           -
                                                      -----------   ---------
                                                      $  (224,000)  $ 260,000
                                                      ===========   =========

     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets are as follows:

                                                                   December 31,
                                                                       1999
                                                                       ----

     Benefit of net operating loss carry forward                    $ 621,000
     Stock and options issued for compensation                        370,000
     Less valuation allowance                                        (991,000)
                                                                    ---------
        Net deferred tax asset                                      $       -
                                                                    =========

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

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 8.   STOCK-BASED COMPENSATION (Continued)

          Stock Options (Continued)

               Net Loss:
                  As Reported               $(3,889,897)
                  Pro Forma                 $(7,446,397)

               Basic Net Loss Per Share:
                  As Reported               $     (0.63)
                  Pro Forma                 $     (1.21)


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

               A summary of the status of options as of December 31, 1999 and changes during the period ended on that date are presented below:

                                                                       Weighted
                                                        Number         Average         Expiration
                                                       of Shares        Price            Date
                                                       ---------        -----            ----
               Balance, December 31, 1998                      -       $      -              -
               Year Ended December 31, 1999:
                  Granted                              2,723,000           3.63      November 2004
                  Exercised                                    -                     to December 2009
                  Expired                                250,000
                                                       ---------
               Balance, December 31, 1999              2,473,000           3.63      November 2004
                                                       =========                     to December 2009

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 8.   STOCK-BASED COMPENSATION (Continued)

          Stock Options (Continued)

               The following table summarizes information about outstanding options at December 31, 1999:

                          Options Outstanding                             Options Exercisable
               -------------------------------------------    ---------------------------------------
                                  Number       Weighted                      Number
                                Outstanding    Average          Range      Exercisable     Weighted
                   Range of         at        Remaining          of            at          Average
                   Exercise      December    Contractual      Exercise      December       Exercise
                                    31,                                        31,
                   Prices          1999         Life           Price          1999          Price
                   ------          ----         ----           -----          ----          -----
               $3.50 - $7.00     2,473,000     9 years      $3.50 - $7.00  1,048,000        $3.63
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


NOTE 9.   SUBSEQUENT EVENT (Continued)

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

          On November 30, 2000, the purchaser notified the Company that it did not intend to move forward with the second tranche and requested that the Company repurchase the $1,500,000 of common shares issued to the purchaser. The Company is currently disputing whether the purchaser properly exercised this option by the November 30, 2000 deadline.