Form 10KSB
period 2000-12-31
CYBERFAST SYSTEMS INC
filed 2001-04-17
CIK 1093838

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

         (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
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

                      Class A Common Stock, $0.01 Par Value
                      -------------------------------------
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: $192,815

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price reported on the Pink Sheets of such common equity as of March 5, 2001: $621,442.

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

         CNSC entered into the Reorganization with Smartfit for several reasons, the most important of which include:

                  1. CNSC was experiencing successes with its basic business plan and needed to acquire additional resources. It was thought at the time that if CNSC were public and had a marketable common stock, the acquisition of target expansion companies using common stock would help free up vital capital resources for additional equipment.

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

         In November, 1999, the Company acquired a Nevada corporation, Global Telcom and Internet Ventures, Inc. ("Global") based in Denver, Colorado in exchange for 180,000 restricted shares of Class A Common Stock of Cyberfast. A fee of 20,000 restricted shares of Class A Common Stock was issued to a broker-dealer which acted as finder in the transaction. Global is currently a non-operating wholly owned subsidiary of Cyberfast.

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

         Phase 1 - Locating and signing a suitable local contractor- Upon identifying an attractive target market, Cyberfast will search for a suitable contractor to oversee the Company's equipment and service connections at the point of integration with the target country's telephone system. This process is one of the Company's most important efforts. Even highly qualified contractors will sometimes have problems with local licensing and system interface issues. Among other responsibilities, the local contractor will provide all necessary local licenses, connections with the local telephone service provider, provide facilities to house and protect the equipment, and provide appropriate utilities.

         Through its reputation and via mutual friends, many times potential contractors will contact Cyberfast unsolicited. Other times the search for suitable contractor candidates will take extensive research. The time to complete this function can vary greatly from just a few days to several months.

         Phase 2 - Partner preparation- This function, and the function of Cyberfast preparation (Phase 3) can be done simultaneously. Usually the effort to secure utilities and a suitable facility is relatively simple. However, the licensing and local telephony inter-connections are more complex. Depending on the target market, the process can take from a few weeks up to 18 months to complete.

         Phase 3 - Cyberfast preparation- Cyberfast is responsible for designing the telecommunications system and procuring the appropriate hardware, software and international inter-connect to create the VoIP network. The Company's experience in this area makes this process a fairly straightforward effort. Depending on the target market, the installation can include a combination of satellite and fiber optic inter-connects which add complexity and additional lead-time to the preparation process. Depending on the availability of equipment and the complexity of the installation, this process can take from 30 days to 120 days to complete.

         Phase 4 - Installation and Testing-Upon completion of the contractor and Cyberfast preparation phases, the equipment is installed. To expedite this process Cyberfast will have installed and tested the appropriate software prior to sending the equipment to the contractor. Under normal conditions, the installation and testing process can be done in about 10 days. However, it is common to have unforeseen interface problems with the local telephone company that can significantly extend the installation and testing process. In addition, if a satellite link is required other considerations such as weather and shipping problems can affect the process.

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

         India   Currently in Phase 2.

         North Africa   Currently in Phase 1.

         Peru   Completed Phase 4, but waiting on toll free phone number to be activated and operations to commence. In Peru, Cyberfast has developed a business relationship with Biper, Express, SAC. Through Biper, Cyberfast has use of a license to originate and terminate VoIP traffic in and out of Peru. As part of the program, Cyberfast will offer a pre-paid international long distance calling card in Peru. In addition to other distribution alternatives, the card will be sold via local retail outlets. A retail distribution chain has been identified and test sales are scheduled to begin in the next few months.

         East Africa (Kenya)   Through Phase 3, but the Company and the local
partner were dissatisfied with the testing results in Phase 4. They are currently working on enlarging the capacity and, at the same time, increasing the quality, at which time the system will be re-tested. This site will likely be producing revenue in the first half of 2001.

         Ukraine   Completed Phase 4, but actual operation of the site is on
hold because of pricing issues. The Company is uncertain if this site will be profitable.

         Haiti   Completed Phase 4, but operations at this site are on hold until the Company locates a new local partner.

         Egypt   Had completed Phase 4 and began operating, but equipment was seized by the telecommunications authority because the local partner (a registered communications company in Egypt) did not have the proper license it represented to have. Approximately $50,000 worth of equipment was confiscated. This amount is in addition to all the time and effort expended by the Company in getting through Phase 4. The Company is continuing to work with the local partner to retrieve the equipment (if the equipment can be retrieved at all). The Company believes that if and when the equipment is finally obtained, it may be technologically obsolete and not worth anything in resale value.

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

         The term of the KPN/Qwest agreement is for one year, renewable at the end of each year. All services to be provided by KPN/Qwest under the agreement, not including maintenance, are charged at a flat rate and the total monthly recurring services charge for all service areas under the agreement is 15,400 Euro; and the total non-recurring services charge for all service areas is 23,750 Euro.

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

         Cyberfast's facilities consist of telecommunications switching and routing equipment that enables reliable delivery of high quality voice and data signals over IP based circuits. The Company's domestic facilities are located in Boca Raton, Florida where it has developed proprietary billing software. This billing system will allow the Company to invoice its customers weekly and semi-monthly, as the case may be. Payment will be required to be made in U.S. dollars via wire transfer within ten business days of invoice.

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

         Destination countries are selected for several reasons:

o Traditional telephone communications costs from the US to the destination country are significantly higher than a minimum threshold level.

o Company management has had prior relationships with entities in the destination country that have strong business/political contacts and/or are involved in the telecommunications industry in that country.

o The destination country has adopted and is implementing a plan of deregulation of its telecommunications industry.

o A Cyberfast review of current services and prices offered by other data service providers to the destination country indicates long term growth potential.

         After the Company has determined eligibility of a specific destination country, a relationship with a local partner is established through an exclusive service agreement. Cyberfast requires its partner provide the following services:

o Obtain all required permits and/or licenses and otherwise complying with local law.

o        Staff a regional office twenty-four hours a day, seven days a week.

o Maintain facilities in the destination country that will provide proper security and safely house Cyberfast equipment.

o Provide necessary services to maintain all equipment and assure uninterrupted service.

o Negotiate with all local authorities at the agreed upon destinations to assure and maintain the continued transmission of communications on the circuits.

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

         1)       Working Capital Deficiency.

         Because Cyberfast has not had significant revenues since November 1998 the Company has a working capital deficit. The principal stockholders and The FATA Group, Sp.A. have provided loans since June 30, 1999 totaling over $2,700,000. In addition FATA believes it has exercised its put option for redemption of its $1,500,000 investment (although the Company disputes whether the option was properly exercised). Therefore, in addition to working capital needs, the Company may be required to repay this investment. Until the Company's operations provide positive cash flow, it will require additional working capital, either from additional stockholder or bank loans or access to equity capital markets, the availability of which has no certainty.

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

         The Company leases circuits from primary telecommunications carriers from time to time on an as-needed basis. If these carriers are unable to provide or expand their current levels of service to the Company, our operations could be materially adversely affected. Although leased lines are usually available from several alternative suppliers, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. Cyberfast is subject to risks relating to potential disruptions of such telecommunications services. No assurance can be given that significant interruptions of telecommunications services to the Company will not occur in the future. Changes in tariffs, regulations, or polices by any of the Company's telecommunications providers may adversely affect its ability to offer its services on commercially reasonable or profitable terms.

         5)       Reliance on a Small Number of Customers.

         The Company sells its services to a limited number of customers. Each customer generates more than ten percent of the revenues of the Company. For example, in 1998 Star Telecom accounted for more than fifty percent of all the Company's revenues. Cyberfast operated under an agreement with its largest customer, IDT, Inc. that accounted for all of the Company's 1999 revenues. In 2000, all of the Company's revenues were generated from customers in three sites: India, Turkey and Egypt. Although Company management believes that there are a number of customers to whom the Company can provide its services, changing business conditions may adversely affect Cyberfast if it loses a major customer.

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

         From September 1, 1998 through the first quarter of 1999, and for the fourth quarter of 1999, Cyberfast had no operational circuits and did not generate any revenues from operations. In 2000, the Company generated revenues in the first three quarters, but none in the fourth quarter. For these reasons, and in view of the Company's limited operating history, the Company believes that period-to-period comparisons of its past or future operating results are not meaningful.

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

         12)      Control by Management.

         Edward J. Stackpole, the Company's chairman and chief executive officer, and his wife, Itir Stackpole, the Company's co-chairman, beneficially own approximately 29.59% of the Company's outstanding Class A Common Stock and 78.33% of the Company's Class B Common Stock. The Class B Common Stock is identical to the Class A Common Stock in all respects except that each share of Class B Common Stock has ten votes in respect to each share of Class A Common Stock. Because of the number of shares and voting power attributed to the Class B Common Stock, the Stackpoles control 74.07% of the total voting power and are able to control the election of the Company's directors and thereby control the policies and operations of the Company.

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

         The Company did not spend any amount for R&D in fiscal 2000, 1999 or 1998.

Regulatory Matters

         United States

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

         Foreign Corrupt Practices Act

         Upon effectiveness of its registration statement on file with the SEC, Cyberfast is subject to the Foreign Corrupt Practices Act (the "Act"). The Act requires that all companies that file reports with the SEC:

         o Keep reasonably detailed books and records reflecting transactions and dispositions of assets;

         o Maintain a system of internal controls that include preparation of financial statements in conformity with generally accepted accounting principles and maintaining accountability for assets; and

         o Cannot make any kind of payment, whether considered bribery or not, to foreign government officials for the purpose of obtaining or retaining business or securing any improper advantage.

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

         As a result of conducting business in foreign countries where the customs and business practices are different from the U.S., the Company runs the risk of business interruption for substantial periods of time, or even the termination of the ability to conduct business. Many of the countries where Cyberfast conducts business do not have judicial systems that provide the protection from or expeditious resolution to certain unlawful actions that may be taken against the Company or its local partner and, as a result, the business may be materially and adversely affected. For example, at the end of the third quarter of 1998 the Company experienced an interruption in its primary circuit to India and its equipment was confiscated. During 1998, substantially all of the Company's business operations were conducted in India. As a result of the extraordinary nature of this governmental intervention, Company management believes the financial information contained herein and the analysis thereof is not indicative of either future operating results or future financial condition. The Company believes that it was acting within the legal guidelines of the country and the confiscation was not justified. When the equipment in India was confiscated, all revenue sources ceased to exist and the Company began seeking out new markets for its products and services. As a result of the action, the Company experienced substantial and materially adverse fluctuations in its revenues for the period in question and subsequent periods. The Company has decided not to pursue seeking the return of the confiscated equipment in India, as management believes that the cost of doing so would likely outweigh the value of the equipment.

Reports to Security Holders

         The Company is subject to the reporting requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934.

         The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site can be accessed at (http://www.sec.gov). The Company's Internet site can be accessed at (http://www.cyberfast.net).

ITEM 2.  DESCRIPTION OF PROPERTY

Circuit Leases

         The Company leases or will lease, on an as-needed basis, fiber optic and/or satellite-based circuits at fixed rates from telecommunications carriers. These circuits terminate in the destination countries where service is to be provided. Cyberfast, in turn, sells access to these circuits to carriers on a per-minute basis.

         During 2000, the Company executed various circuit leases, none of which are currently in effect because each of the leases were conditioned upon the carrier under the lease being able to supply service in the areas under the lease. For example, in 2000 the Company executed a circuit lease with KPN and made payments to KPN under the lease for approximately four months, but because only partial service could be supplied by KPN, the Company did not continue to make payments thereunder and the lease terminated.

Equipment Leases

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

Office Leases

         The Company is a party to a five year lease for its corporate offices in Boca Raton, Florida. The Company will also house and maintain its transmission facilities at this location. The lease expires on June 14, 2004. The total lease payment for year 2000 was approximately $25,000 and for year 2001 will be approximately $100,000.

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

         The Company was involved in an arbitration with a former employee, Alan Goldstein, who alleged termination of his employment agreement without cause. In December 2000, the Company approved a Settlement Agreement reached before the American Arbitration Association pursuant to which the Company is required to pay $37,500 to Mr. Goldstein within sixty days and to grant Mr. Goldstein an option for 40,000 shares of the Company's common stock at a strike price of $1.00 per share. To date, the Company has granted Mr. Goldstein 40,000 options at a strike price of $1.00 per share and has paid Mr. Goldstein $20,000 under the Settlement Agreement.

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

         In January 2001, FATA Group Sp.A. filed a complaint for Specific Performance and other Equitable Relief in the Circuit Court of the 15th Judicial Circuit and for Palm Beach County, Florida, seeking to impose a mortgage against property owned by Ed and Itir Stackpole. This complaint arises from the dispute over the Company's Investment Agreement with FATA. In February 2001, Ed and Itir Stackpole filed a Motion to Dismiss FATA's complaint, alleging that FATA's claim is barred by the Statute of Frauds and by the terms of the Investment Agreement between the Company and FATA.

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

         Calendar                       High Bid Price*     Low Bid Price*
         --------                       ---------------     --------------
2000     October 1 - December 31           $ 2.50             $ 0.06
         July 1 - September 30               4.00               0.70
         April 1 - June 30                   4.75               2.00
         January 1 - March 31                7.00               3.15

1999     October 1 - December 31             7.00               1.50
         July 1 - October 31                12.00              7.375
         April 1 - June 30                  19.44               2.38
         January 1 - March 31                5.25               2.13

---------------
* Bid prices were provided by "www.bloomberg.com" via the internet. This web site is hosted by the Bloomberg Corporation. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

         The closing bid price of the Class A Common Stock on March 5, 2001 was $0.40 per share.

Holders

         As of March 5, 2001, there were approximately 155 beneficial holders of the Company's common stock.

Dividends

         The Company did not pay dividends on its common stock in 1998, 1999 and 2000 and it does not anticipate paying any dividends thereon in the foreseeable future. The Company's subsidiaries did make subchapter S distributions to their former shareholders.

Recent Sales of Unregistered Securities

         On May 5, 2000, the Company entered into a Memorandum of Understanding (the "MOU") in connection with the sale of common stock of the Company to The FATA Group Sp.A., an Italian corporation ("FATA"). The MOU was replaced when the Company completed the first closing of an investment agreement (the "Agreement" or "Investment Agreement") with FATA. Pursuant to the Agreement, on August 1, 2000, FATA subscribed to and purchased from the Company a total of 1,466,276 shares of the Company's Class A Common Stock for a total purchase price of $1,500,000 (the "First Closing"), consisting of a $300,000 loan from FATA plus accrued interest that was converted to equity, and cash from the internal funds of FATA. Previously, on May 5, 2000, FATA made a $300,000 loan to the Company, which had an interest rate of 6% per annum. Accordingly, on August 1, 2000, the Company received net proceeds of $1,199,964 from FATA.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

         The following discussion of the financial condition and results of operation for the Company should be read together with the financial statements and related notes included in another part of this registration statement. The financial statements for the years ended December 31, 1999 and 2000 are audited.

Results Of Operations

Years Ended December 31, 1999 and 2000

         For the year ended December 31, 2000, revenues were $0.193 million compared to $0.436 million in the comparable prior period ended December 31, 1999. This decrease in revenue of $0.243 million represented a 55.73% decline from the comparable prior period ended December 31, 1999. The percentage change between the periods was solely attributed to lack of capacity on the circuits available to the Company.

         The Company's cost of goods sold decreased 59.4% from $0.483 million for the year ended December 31, 1999 to $0.196 million for the year ended December 31, 2000. As a percentage of revenues, cost of goods sold decreased from 110.8% for the year ended December 31, 1999 to 101.6% for the year ended December 31, 2000 resulting in an increase in gross margin of 91.5% from a deficit of $0.047 million for the year ended December 31, 1999 to a deficit of $0.034 million for the year ended December 31, 2000. The decrease in cost of goods sold as a percentage of revenues in fiscal year 2000 as compared to the fiscal year 1999 occurred as a result of the lack of circuit capacity.

         General and administrative expenses increased 45.8% from $1.554 million during the period ended December 31, 1999 to $2.265 million in the comparable subsequent period ended December 31, 2000. This increase was the result of the Company's actions in hiring outside consultants and moving into larger facilities.

         The increase in general and administrative expenses was offset by a substantial decrease in expenses related to the issuance of common stock and options to various vendors and employees of the Company. This expense decreased $1.388 million, or 62.8%, from $2.210 million for the fiscal year ended December 31, 1999 to $0.822 for the comparable subsequent period ended December 31, 2000. The use of stock and options in settlement of services provided and as an inducement to retain professional employment services from senior executives was made possible by the Company's reverse merger into a public shell and subsequent Reorganization in November 1998. Until such time as the Company is able to provide more standard compensation and benefit packages for the retention of professionally qualified and competent employees, the Company expects to continue the use of stock and option grants for recruitment into the near future. However, reliance on this method for financing working capital requirements should diminish substantially during subsequent periods as the Company begins generating revenues. (For a discussion of the Stock based compensation please see Note 9 to the accompanying audited financial statements and PART I,
Item 6 - Executive Compensation.)

         As a consequence of the above factors, the Company experienced loss from operations of $3.811 million for the period ended December 31, 1999 compared to a loss from operations of $3.090 million for the comparable subsequent period ended December 31, 2000, or a decrease of 18.92%.

         As a result of the Company circuits in India and Pakistan and the Company's inability to activate any new POPs, the controlling shareholders extended a series of loans to the Company at various times during the fiscal year ended December 31, 2000. The loans are in the form of a demand note with interest accruing at 9% per annum and payable quarterly. Because of continuing working capital deficiencies, interest on these loans has remained unpaid. Approximately $0.116 million has been accrued as interest on the Company accounts for the fiscal year ended December 31, 2000. Further interest accruals on this loan will occur during subsequent periods. Except for $0.300 million paid in August 2000 as part principal and interest payment, no principal payments have been made against them.

         The Company was delinquent in the filing of various federal and state income tax returns and the payment of 1998 federal and state income taxes. Accordingly, estimated penalties and interest of $0.151 million have been recorded on the Company's audited financial statements. (See Note 6 to the accompanying audited financial statements.) With respect to the payment of income taxes for the period ended December 31, 1998, the Company expects those taxes to be offset by net operating losses for the period ended December 31, 2000. Notwithstanding the offset provided by the NOLs, the Company intends to negotiate with the various taxing authorities to reduce the penalty assessments associated with non-payment of the taxes for the period ended December 31, 1998, although no assurances can be given that such negotiations will produce any reduction of these penalties. Once the results of that negotiation have been determined, the Company will promptly discharge these penalties.

         As more fully described in Note 10 of the consolidated financial statements, the Company recorded a cumulative effect of a change in accounting principle adjustment in 2000 relating to accounting for stock options issued to independent directors in 1999. The result of the reduction of expense in 2000 of $0.317 million was relating to expenses recorded in 1999.

         As a result of the above reasons, the Company experienced a loss before taxes of $4.004 million for the year ended December 31, 1999 compared to a loss before taxes of $3.298 million in the comparable subsequent period ended December 31, 2000. A tax benefit accruing as a result of net operating loss carry backs decreased the net loss for the period ended December 31, 1999 to $3.781 million. The Company did not realize a similar tax benefit in the period ended December 31, 2000. The Company's results per share of common stock increased from net loss per share of $0.61 for the period ended December 31, 1999 to a loss per share of $0.43 for the period ended December 31, 2000.

Liquidity And Capital Resources

Years Ended December 31, 1999 and 2000

         Net cash used in operating activities for the fiscal year ended December 31, 2000 was $1.323 million compared to $0.946 million used in operations in the comparable prior period ended December 31, 1999, representing an increase of $0.377 million or 39.9%. This deficit in net cash was primarily the result of a greater amount of general and administrative expenses requiring the payment of cash instead of stock-based compensation for the fiscal year ended December 31, 2000. The net cash deficit in fiscal year ended 2000 was not offset by an increase in stock based contributions as it was during fiscal year ended 1999.

         Net cash used in investing activities was $0.041 million for the fiscal year ended December 31, 2000 compared to net cash of $0.362 for the comparable prior period in 1999. The major component in investing activities for the period ended December 31, 1999 was the acquisition of equipment, while in the comparable period ended December 31, 2000. the Company leased equipment pursuant to operating leases rather than purchasing equipment.

         For the fiscal year ended December 31, 2000, net cash provided by financing activities was $1.368 million, compared to $1.298 million provided by financing activities during the comparable prior period ended December 31, 1999. The primary components of the financing activity consisted of proceeds from the FATA stock purchase and stockholder loans, offset by a $0.300 million repayment of such stockholder loans, during the fiscal year ended December 31, 2000 and stockholder loans of $1.276 million during the comparable period ended December 31, 1999.

         As of December 31, 2000, the Company had a working capital deficit of $4.756 million and a cash balance of $0.003 million compared to a working capital deficit of $2.296 million and a cash overdraft of $0.023 million in the comparable prior period ended December 31, 1999. The working capital deficit was largely due to substantial increases in shareholder loans, accounts payable and accrued expenses between the periods. For the fiscal year ended December 31, 1999, shareholder loans and accounts payable totaled $1.346 million and $0.791 million respectively compared to $1.237 million and $1.891 million respectively for the comparable prior period ended December 31, 2000. The shareholder loans were required as a result of continuing unprofitable operations of the Company, as explained in the Results of Operations discussed above, and are evidenced by promissory notes due on demand which bear 9% per annum interest.

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

         The Company has outstanding tax liability from fiscal year 1998. The Company expects to elect to carry back its loss from 2000 to eliminate such liability. However, accrued penalties and interest exist that the Company may be required to pay.

Plan of Operations

         During the succeeding twelve month period, Company management expects to continue reliance on shareholder loans to finance it's working capital deficit, but in addition, new equity subscriptions and the start-up of new POPs currently under contract will provide sources of working capital which should be sufficient to restore working capital surpluses. In that regard, shareholder loans have decreased from a total of $1.346 million on December 31, 1999 to $1.236 million on December 31, 2000.

         During calendar year 2000 the Company made several adjustments to its business plan. Four major items include:

o The use of local contractors in those countries where it is very important to have an established business relationship with the local telephone companies and/or the local licensing authorities.

o The expansion of the number of targeted operating Points of Presence (POP's) to minimize the effects on revenue if service to a single system is interrupted for any reason.

o The inclusion of a retail strategy that enables Cyberfast to move away from a complete reliance on wholesale sales and provide additional profit sources. This long-term strategy is especially important as market competition puts pressure on operating margins.

o The long-term development of network "hubs" that will connect the POP's served by the Company. By interconnecting the POP's Cyberfast will have the ability to re-file international telecommunications traffic. Simply stated, instead of carrying traffic just between the United States and the POP, the Company can take advantage of its network and deliver/receive traffic between areas that traditionally provide very high margins.

         The Cyberfast management team is very aware of its need for additional operating capital to finance it expansion. The Company hopes to acquiring the needed capital from three sources:

o From operations. The Company believes it will begin generating revenues during the second quarter of 2001. Cyberfast management team has purposely kept expenses at a minimum so as to get the Company into a position where it can sustain itself from operating revenue.

o From outside sources. Over the last year the Company has had several meaningful negotiations with outside potential investors.

o From the Stackpole family. Edward and Itir Stackpole have continued to accrue salaries and provide interim funding as necessary.

         Company management is mindful of the consequences of government action with respect to operations in foreign jurisdictions, as was the case in India in 1998. In an effort to mitigate interruption of the Company's business in these foreign jurisdictions, Company management has implemented a program whereby the Company is shielded from any direct governmental actions, other than the potential seizing of equipment provided by the Company, through engagements with local partners. Each local partner will have the ultimate responsibility of governmental and regulatory relations in each destination country, thereby protecting Company assets from predatory seizures by hostile governments. The process of identifying, recruiting, and engaging local implementation partners is governed by the following principles:

o Traditional telephone communications costs from the US to the destination country are significantly higher than a minimum threshold level.

o Company management has had prior relationships with entities in the destination country that have strong business/political contacts and/or are involved in the telecommunications industry in that country.

o The destination country has adopted and is implementing a plan of deregulation of its telecommunications industry.

o A Cyberfast review of current services and prices offered by other data service providers to the destination country indicates long term growth potential.

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

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The Company's audited consolidated financial statements as of December 31, 1999 and 2000, the statements of operations and statements of cash flows for the years then ended, are attached immediately preceding the signature page of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         On October 5, 1999 the Company engaged the firm of Rachlin Cohen & Holtz, LLP to audit Company financial statements for the fiscal years ended December 31, 1998, 1999 and 2000. The Company's financial statements were previously audited by Mr. Robert Jarkow, CPA. The Company learned that Mr. Jarkow was not independent, could not act as Company auditor, and could not render any opinion on the financial statements of the Company.

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

         The following table sets forth names and ages of all executive officers and directors of the Company:

Name                                 Age      Position                                              Director Since
----                                 ---      --------                                              --------------
Edward J. Stackpole                  56       Co-Chair of the Board of Directors,                       11/98
                                              Chief Executive Officer

Itir Stackpole                       45       Co-Chair of the Board of Directors,                       11/98
                                              Vice President

N. Bruce Walko                       60       President, Director                                       11/99*

M. Dowell Stackpole                  45       Director                                                  11/98

Bert Perez                           36       Chief Technical Officer, Director                         12/99

William Wollrab                      43       Vice President, Business Development, Director            11/99**

Gerard Werner                        27       Secretary, Director                                       11/99

Gianni Ciamaroni                     56       Director                                                  08/00

----------------
* Mr. Walko resigned as President on April 12, 2001.
** Mr. Wollrab resigned in August 2000.


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

         Mr. Bruce Walko was President of the Company from November 1999 through April 12, 2001. Mr. Walko has been a Director of the Company since November, 1999 as a consequence of acquisition of Global by the Company. Mr. Walko also serves as a Director of Appiant Technologies, formerly Nhancement Technologies, Inc., a NASDAQ small cap company located in Fremont, California that is a software applications and services company specializing in unified communications and information solutions. From June 1999 until November 1999 Mr. Walko served as President of Global Telcom until its acquisition by the Company. From April 1998 to May 1999 Mr. Walko was served as an individual consultant to LCC Corporation in Washington, D.C., SITEL Corporation in Omaha, Nebraska, and IES Corporation in Salt Lake City, Utah. From September 1997 to March 1998 he served as acting Vice President of Marketing for MTC Netsource, Petaluma, California. From September 1994 to August 1997 he served as Vice President and Regional General Manager of NextWave Cellular in San Diego, California. He has a B.S. degree in Computer Science from Purdue University and an MBA in Finance and Marketing from the University of Southern California.

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

         Mr. Gianni Ciamaroni became a director of the Company as a result of the Company's Investment Agreement with FATA and is FATA's representative on the Board of Directors. Mr. Ciamaroni refuses to provide the Company with any additional information.

Board of Advisors

         In addition to the Company's Board of Directors, it has added a Board of Advisors as the result of the Global acquisition. The members on the Board of Advisors include:


Lee W. McKnight

         Dr. McKnight is an advisor to the Company's Board of Directors and is intended to be a consultant of the Company in the future, although he has not done any consulting work for the Company to date. Dr. McKnight has been with the Company since October of 1999 as a consequence of acquisition of Global by the Company. Dr. McKnight is Associate Professor of International Communication and Director of the Edward R. Murrow Center at the Fletcher School of Law and Diplomacy, Tufts University; Research Affiliate at the MIT Center for Technology, Policy and Industrial Development; founder of the Internet Telephony Consortium; and President of Marengo Research, a consultancy. Professor McKnight received his PhD from

MIT in 1989, MA from Johns Hopkins University in 1981, and BA from Tufts University in 1978.


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

Disclosure of Delinquent Forms 3, 4 or 5 Filers

         During the fiscal year ended December 31, 2000, Edward J. Stackpole, Itir Stackpole, M. Dowell Stackpole, N. Bruce Walko, William Wollrab, Gerard Werner and Bert Perez all failed to timely file Forms 5 for the fiscal years ended December 31, 1999 and 2000. In addition, Gianni Ciamaroni failed to timely file Form 3 upon his appointment as a director, and failed to timely file a Form 5 for the fiscal year ended 2000.

ITEM 10.  EXECUTIVE COMPENSATION

Compensation and other Benefits of Executive Officers

         The following table sets out the compensation received for the fiscal years ended December 31, 1998, 1999 and 2000 in respect to each of the individuals who were the Company's chief executive officer at any time during the last fiscal year and the Company's four most highly compensated executive officers whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                  FISCAL YEAR COMPENSATION                                                 LONG TERM COMPENSATION

                                                                                Awards                                 Payouts
                                                                                ------                                 -------

                                                                                             Restricted
                                                                                               Shares
                                                               Other          Securities        or                   All other
                                                               Annual          under         Restricted      LTIP     Compen-
        Name and                         Salary      Bonus     Compen-        Option/SARs      Share       Payouts    sation
    Principal Position        Year        ($)         ($)      sation          Granted         Units         ($)        ($)
    ------------------        ----      -------      -----     ---------      -----------    ----------    -------   ---------
Edward J. Stackpole/          2000      300,000        0       28,800(1)       275,000           0            0            0
Co-Chair and CEO              1999      300,000        0       28,800(1)       250,000           0            0            0
                              1998      262,882        0        2,400(1)          0              0            0      1,370,459(2)

Itir Stackpole/               2000      250,000        0           0           275,000           0            0            0
Co-and Vice President         1999      250,000        0           0           250,000           0            0            0
                              1998      262,882        0           0              0              0            0      1,370,459(2)

Bert Perez                    2000      100,000        0       14,400(1)       150,000           0            0            0
Chief Technical Officer       1999      58,333         0        8,400(1)       100,000         10,000         0            0
                              1998        N/A         N/A         N/A            N/A            N/A          N/A          N/A

Bruce Walko                   2000      105,638        0           0           150,000           0            0            0
President(4)                  1999        N/A         N/A         N/A            N/A            N/A          N/A          N/A
                              1998        NA          N/A         N/A            N/A            N/A          N/A          N/A

---------------
(1)  Represents car allowance.
(2) In 1998 CNSI was taxed under Subchapter S of the Internal Revenue Code. Edward and Itir Stackpole, as holders of 100% of the stock of CNSI, received distributions under Subchapter S of the Internal Revenue Code. One-half is imputed to each as other compensation.
(3)  Represents commissions.
(4)  Mr. Walko resigned as President on April 12, 2001.

Agreements with Management

         On May 1, 2000, the Company granted to each of Edward Stackpole and Itir Stackpole options to acquire 25,000 shares of common stock at a strike priceof $3.00 per share, exercisable for five years in consideration for executing a personal guarantee of the Company's obligations in connection with the FATA Investment Agreement.

         On June 8, 2000, the Company granted to each of Edward Stackpole, Itir Stackpole, Bert Perez, William Wollrab, Bruce Walko, M. Dowell Stackpole and Gerard Webner options to acquire 50,000 shares of common stock for $3.50 per share, exercisable for five years, in consideration for serving on the Company's Board of Directors.

         On August 2, 2000, Mr. Ciamaroni was granted options to acquire 112,500 shares of common stock for $3.00 per share, as a finder's fee in connection with the FATA transaction.

         Pursuant to the terms of a letter to the Company from Bruce Walko dated October 29, 1999, the Company agreed to pay Mr. Walko a monthly salary of $10,000 per month for six months, and $15,000 per month thereafter and agreed to pay Mr. Walko a bonus of up to 40% of base salary starting in 2000. The Company agreed to grant Mr. Walko options to acquire 50,000 shares on November 1, 1999 and 100,000 options per year for 2000, 2001 and 2002, with 25,000 shares vesting per quarter.

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

Option/Stock Appreciation Rights ("SAR") Grants during the most recently completed Fiscal Year

         The following table sets out the stock options granted by the Company during the previous fiscal year to the Named Executive Officers of the Company.

                           OPTION/SAR GRANTS IN 2000
                               INDIVIDUAL GAINS

                              Number of         % of Total
                             Securities        Options/SARs
                             Underlying         Granted to
                            Options/SARs       Employees in     Exercise or Base    Market Price on
Name                         Granted (#)       Fiscal Year        Price ($/Sh)       Date of Grant      Expiration Date
----                         -----------       -----------        ------------       -------------      ---------------
Edward J. Stackpole            200,000           23.81%                $3.50               $3.50          01/01/09
                                50,000            5.95%                $3.50               $3.00          06/07/05
                             25,000(1)            2.98%                $3.00               $3.00          05/31/05

Itir Stackpole                 200,000           23.81%                $3.50               $3.50          01/01/09
                                50,000            5.95%                $3.50               $3.00          06/07/05
                             25,000(1)            2.98%                $3.00               $3.00          05/31/05

Bert Perez                     100,000           11.90%                $3.50               $9.00          05/31/09
                                50,000            5.95%                $3.50               $3.00          06/07/05

N. Bruce Walko                 100,000           11.90%                $3.00               $3.00          10/28/09
                                50,000            5.95%                $3.50               $3.00          06/07/05

-----------
(1) Granted in consideration for Ed & Itir Stackpole's personal guarantee of obligations of the Company made in connection with the FATA Investment Agreement.

Aggregated Option/SAR Exercised in Last Financial Year and Fiscal Year-End Option/SAR Values

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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values


                                                                           Number of
                                                                           Securities
                                                                           Underlying              Value of
                                                                           Unexercised             Unexercised
                                                                           Options/SARs at         Options/SARs at
                                                                           FY-End (#)              FY-End ($)

                            Shares Acquired
                                 on                                        Exercisable/            Exercisable/
Name                         Exercise (#)        Value Realized ($)        Unexercisable           Unexercisable
----                         ------------        ------------------        -------------           -------------
Edward J. Stackpole                -0-                   -0-                  525,000                  -0-

Itir Stackpole                     -0-                   -0-                  525,000                  -0-

Bert Perez                         -0-                   -0-                  250,000                  -0-

N. Bruce Walko                     -0-                   -0-                  250,000                  -0-

Compensation of Directors

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

                                                                                      Total of      Percent of Voting
Name and Address of       Number of     Percent of     Number of      Percent of     Class A and     Power (Combined
Beneficial Owner        Class A Shares Class A Shares Class B Shares Class B Shares Class B Shares       Classes)
-------------------     -------------- -------------- -------------- -------------- --------------  -----------------
Edward J. and Itir       1,269,394(1)      29.59%       3,507,400       78.33%      4,776,794(1)        74.07%(1)
Stackpole

N. Bruce Walko             257,358(2)       7.38%          -0-            -0-         257,358(2)         0.53%(2)

M. Dowell Stackpole        158,000(3)       4.73%          -0-            -0-         158,000(3)         0.33%(3)

Gerard Werner              101,471(4)       3.04%          -0-            -0-         101,471(4)         0.21%(4)

Bert Perez                 260,000(5)       7.45%          -0-            -0-         260,000(5)         0.54%(5)

William Wollrab            300,988(6)       8.56%          -0-            -0-         300,988(6)         0.62%(6)

                           112,500(7)       3.36%          -0-            -0-         112,500(7)         0.23%(7)
Gianni Ciamaroni

All officers and         2,459,711(8)      48.21%       3,507,400       78.33%      5,967,111(8)        75.27%(8)
directors as a group
(7 persons)

Oguz Stackpole             121,100          3.73%         965,200       21.56%      1,086,300           20.35%

The FATA Group
Sp.A. (9)                1,466,276         45.27%          -0-            -0-       1,466,276            3.05%

(1) Includes options to acquire 525,000 shares held by Edward Stackpole of which 400,000 are exercisable at $3.50 per share until 12/31/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 25,000 are exercisable at $3.00 per share until 5/31/05; and of which 50,000 are exercisable at $3.50 per share until 6/7/05. Also includes options to acquire 525,000 shares held by Itir Stackpole, of which 400,000 are exercisable at $3.50 per share until 12/31/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 25,000 are exercisable at $3.00 per share until 5/31/05; and of which 50,000 are exercisable at $3.50 per share until 6/7/05.
(2) Includes options to acquire 250,000 shares, of which 150,000 are exercisable at $3.00 per share until 10/28/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; and of which 50,000 are exercisable at $3.50 per share until 6/7/05.
(3) Includes options to acquire 100,000 shares, of which 50,000 are exercisable at $3.50 per share until 11/23/09 and of which 50,000 are exercisable at $3.50 per share until 6/7/05. Also includes 8,000 shares held by M. Dowell Stackpole's wife and six children.
(4) Includes options to acquire 100,000 shares, of which 50,000 are exercisable at $3.50 per share until 11/23/09 and of which 50,000 are exercisable at $3.50 per share until 6/7/05.
(5) Includes options to acquire 250,000 shares, of which 125,000 are exercisable at $3.50 per shares until 5/31/09; of which 25,000 are exercisable at $3.50 per share until 9/30/04; of which 50,000 are exercisable at $3.50 per share until 11/23/04; and of which 50,000 are exercisable at $3.50 per share until 6/7/05.
(6) Includes options to acquire 275,000 shares; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 125,000 are exercisable at $3.50 until 2004; of which 50,000 are exercisable at $3.50 per share until 6/7/05; and of which 50,000 are exercisable at $3.00 per share until 8/20/05.
(7) Includes a warrant to acquire 112,500 shares, exercisable at $3.00 per share which vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 2000 deadline.
(8)  Includes footnotes 1 through 7.

(9) As discussed in its Schedule 13D, FATA is controlled by Gaetano Di Rosa, Ignazio Moncada, Andrea Lombardi, Marcello Agnoli, Angelo Airaghi, Giancarlo Battista, Giuseppe Bono, Alberto De Benedictis, Paolo Micheletta, Arcangiolo Lovari, Alessandro Bertolini, Loris Boggio, Enrico Borgogna, Sergio Camani, Piero Alberto Canuto, Stefano Carlin, Diego Cavalli, Vincenzo Chieppa, Davide Cucino, Silvio De Poli, Giorgio Donini, Lino Franco, Angelo Furinghetti, Marco Gallino, Piero-Carlo Gallo, Stefano Giovine, Giovanni Granella, Massimo Lessona, Flavio Mussano, Sergio Pagani, Giancarlo Prato, Marzio Raveggi, Calogero Rifici, Bruno Taraglio and Bartolomeo Tosco, all residents of Italy.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Edward and Itir Stackpole are husband and wife. M. Dowell Stackpole and Edward Stackpole are brothers.

         As of December 31, 2000, the Company owed Edward and Itir Stackpole $0.962 million for accrued salaries. Since that date, the salaries have continued to accrue.

         The Company currently has outstanding loans to Mr. and Mrs. Stackpole totaling approximately $1,431,000, including accrued interest. In August 2000, the Company made a partial payment to the Stackpoles of $300,000 on the outstanding principal and interest. The outstanding debt is evidenced by a demand note which accrues interest at 9%, compounded quarterly. During 2000 and 1999, the Company incurred, but did not pay, interest expense of approximately $116,000 and $78,000, respectively, in connection with these loans.

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

         In May 2000, the Company issued to Gianni Ciamaroni a warrant to purchase 112,500 shares of Class A Common Stock at $3.00 per share as a finder's fee in connection with the FATA Investment Agreement. The warrant vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

         In May 2000, the Company issued to JW Genesis a warrant to purchase 62,500 shares of Class A Common Stock at $3.00 per share as a finder's fee in connection with the FATA Investment Agreement. The warrant vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

Exhibit No.:

2.0      Plan of Reorganization.  (1)
3.0      Articles of Incorporation.  (1)
3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
3.2      Amendment to the Articles of Incorporation of Cyberfast Systems,
         Inc.  (1)
3.3      Bylaws.  (1)
10.1     Cisco Equipment Lease.  (1)
10.2     Cyberfast/FATA Investment Agreement.  (1)
10.3     Employment Agreement between the Company and Edward Stackpole.  (2)
10.4     Employment Agreement between the Company and Itir Stackpole.  (2)
10.5     Employment Agreement between the Company and Bert Perez.  (2)
10.6     Employment Agreement between the Company and Bruce Walko. (2)
10.7.1   Office Lease. (2)
10.7.2   Amendment to Lease Agreement, dated May 24, 2000. (2)
10.8     Agreement with KPN/Qwest, dated April 5, 2000. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0     List of Subsidiaries.  Filed herewith
-------------
(1)  Incorporated by reference from the Company's filing on Form 10-SB.
(2) Incorporated by reference from the Company's Form 10-KSB/A. No. 1, for the fiscal year ended 12/31/99 as filed on April 2, 2001.


         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                    SIGNATURE

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CYBERFAST SYSTEMS, INC.

Dated:  April 16, 2001         By: /s/ Edward J. Stackpole
                                   --------------------------------------------
                                   Edward J. Stackpole, Chief Executive Officer
                                   and Co-Chair of the Board

Dated: April 16, 2001          By: /s/ Itir Stackpole
                                   --------------------------------------------
                                   Itir Stackpole, Chief Financial Officer, Vice President and Co-Chair of the Board

Dated: April 16, 2001          By: /s/ N. Bruce Walko
                                   --------------------------------------------
                                   N. Bruce Walko, President, Director

Dated: April 16 2001           By: /s/ Bert Perez
                                   --------------------------------------------
                                   Bert Perez, Chief Technical Officer, Director

                                  EXHIBIT INDEX

2.0      Plan of Reorganization.  (1)
3.0      Articles of Incorporation.  (1)
3.1 Articles of Amendment to the Articles of Incorporation of Smartfit Foundations, Inc. (1)
3.2      Amendment to the Articles of Incorporation of Cyberfast Systems,
         Inc.  (1)
3.3      Bylaws.  (1)
10.1     Cisco Equipment Lease.  (1)
10.2     Cyberfast/FATA Investment Agreement.  (1)
10.3     Employment Agreement between the Company and Edward Stackpole.  (2)
10.4     Employment Agreement between the Company and Itir Stackpole.  (2)
10.5     Employment Agreement between the Company and Bert Perez.  (2)
10.6     Employment Agreement between the Company and Bruce Walko. (2)
10.7.1   Office Lease. (2)
10.7.2   Amendment to Lease Agreement, dated May 24, 2000.  Filed herewith.
10.8     Agreement with KPN/Qwest, dated April 5, 2000. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0     List of Subsidiaries.  Filed herewith.
-------------
(1)  Incorporated by reference from the Company's filing on Form 10-SB.
(2) Incorporated by reference from the Company's Form 10-KSB/A. No. 1, for the fiscal year ended 12/31/99 as filed on April 2, 2001.

================================================================================





                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999





================================================================================

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

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


CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                          F-2

   Statements of Operations                                               F-3

   Statements of Stockholders' Deficiency                                 F-4

   Statements of Cash Flows                                               F-5

   Notes to Consolidated Financial Statements                          F-6-F-18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Cyberfast Systems, Inc. and Subsidiaries
Boca Raton, Florida

We have audited the accompanying consolidated balance sheet of Cyberfast Systems, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cyberfast Systems, Inc. and Subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company is subject to certain going concern considerations, which conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 2 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                            RACHLIN COHEN & HOLTZ LLP

Fort Lauderdale, Florida
February 9, 2001

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             DECEMBER 31, 2000


                                     ASSETS
                                     ------

Current Assets:
    Cash                                                            $     3,522
    Advances to officers/directors and others                            10,000
    Prepaid expenses and other current assets                             8,521
                                                                    -----------
       Total current assets                                              22,043

Property and Equipment, Net of Accumulated Depreciation
    of $154,690                                                         341,581
                                                                    -----------
                                                                    $   363,624
                                                                    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------
Current Liabilities:
    Obligation arising from common stock subject to put option      $ 1,500,000
    Note payable, major stockholder                                   1,236,622
    Accounts payable and accrued expenses:
       Stockholder compensation                                       1,030,766
       Accounts payable                                                 530,783
       Accrued interest, major stockholder                              194,774
       Other accrued expenses                                           134,293
    Income taxes payable                                                151,000
                                                                    -----------
       Total current liabilities                                      4,778,238
                                                                    -----------

Commitments, Contingencies, and Other Matters                                --

Stockholders' Deficiency:
    Preferred stock, $100 par value; 5,000,000
       shares authorized; none issued                                        --
    Common stock
       Class A, $.01 par value; 40,250,000 shares authorized;
           3,239,176 shares issued and outstanding                       32,392
       Class B, $.01 par value; 4,750,000 shares authorized;
           4,477,600 shares issued and outstanding                       44,776
    Additional paid-in capital                                        2,909,944
    Deficit                                                          (7,401,726)
                                                                    -----------
                                                                     (4,414,614)
                                                                    -----------
                                                                    $   363,624
                                                                    ===========

                   See notes to consolidated financial statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                   2000           1999
                                                                               -----------    -----------
Data Communications Service Revenues                                           $   192,815    $   435,739
                                                                               -----------    -----------

Costs and Expenses:
    Direct costs                                                                   196,257        482,678
    General and administrative                                                   2,264,734      1,554,008
    Common stock and options issued for services                                   822,000      2,210,410
                                                                               -----------    -----------
                                                                                 3,282,991      4,247,096
                                                                               -----------    -----------

Loss from Operations                                                            (3,090,176)    (3,811,357)
                                                                               -----------    -----------

Other Income (Expense):
    Interest expense, stockholder                                                 (119,786)       (78,540)
    Interest expense, other                                                        (39,000)            --
    Loss on confiscation of assets                                                 (50,000)            --
    Penalties and interest                                                              --       (115,000)
                                                                               -----------    -----------
                                                                                  (208,786)      (193,540)
                                                                               -----------    -----------
Loss Before Income Taxes and Cumulative Effect of a Change in
  Accounting Principle                                                          (3,298,962)    (4,004,897)

Income Tax Benefit                                                                      --        224,000
                                                                               -----------    -----------

Loss Before Cumulative Effect of a Change in Accounting Principle               (3,298,962)    (3,780,897)

Cumulative Effect on Prior Years (to December 31, 1999) of Accounting Change       317,000             --
                                                                               -----------    -----------

Net Loss                                                                       $(2,981,962)   $(3,780,897)
                                                                               ===========    ===========

Basic and Diluted Net Loss Per Common Share:
    Before cumulative effect of a change in accounting principle               $     (0.48)   $     (0.61)
    Cumulative effect of accounting change                                            0.05             --
                                                                               -----------    -----------
    Net loss                                                                   $     (0.43)   $     (0.61)
                                                                               ===========    ===========

Weighted Average Number of Common Shares Outstanding                             6,865,133      6,148,984
                                                                               ===========    ===========

Pro Forma Amounts Assuming Retroactive Application of Accounting Change:
    Net loss                                                                   $(3,298,962)   $(3,463,897)
                                                                               ===========    ===========
    Net loss per common share - basic and diluted                              $     (0.48)   $     (0.56)
                                                                               ===========    ===========

                   See notes to consolidated financial statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            Common Stock
                                              -----------------------------------------
                                                     Shares               Amount          Additional
                                              --------------------  -------------------    Paid-In
                                               Class A    Class B    Class A    Class B    Capital        Deficit         Total
                                              ---------  ---------  ---------  --------  -----------    -----------    -----------
Balance, December 31, 1998                    1,459,950  4,540,050  $  14,600  $ 45,400  $   211,702    $  (638,867)   $  (367,165)

Year ended December 31, 1999:
    Issuance of common stock for services       250,500         --      2,505              1,397,995             --      1,400,500
    Options granted for services                     --         --         --        --      809,910             --        809,910
    Net loss                                         --         --         --        --           --     (3,780,897)    (3,780,897)
                                              ---------  ---------  ---------  --------  -----------    -----------    -----------

Balance, December 31, 1999                    1,710,450  4,540,050     17,105    45,400    2,419,607     (4,419,764)    (1,937,652)

Year ended December 31, 2000:
    Options granted for services                     --         --         --        --      822,000             --        822,000
    Issuance of common stock in connection
      with obligation subject to put option   1,466,276         --     14,663        --      (14,663)            --             --
    Effect of accounting change relating to
      options granted to directors                   --         --         --        --     (317,000)            --       (317,000)
    Exchange of shares                           62,450    (62,450)       624      (624)          --             --             --
    Net loss                                         --         --         --        --           --     (2,981,962)    (2,981,962)
                                              ---------  ---------  ---------  --------  -----------    -----------    -----------

Balance, December 31, 2000                    3,239,176  4,477,600  $  32,392  $ 44,776  $ 2,909,944    $(7,401,726)   $(4,414,614)
                                              =========  =========  =========  ========  ===========    ===========    ===========

                   See notes to consolidated financial statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                      2000           1999
                                                                  -----------    -----------
Cash Flows from Operating Activities:
    Net loss                                                      $(2,981,962)   $(3,780,897)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Cumulative effect of change in accounting principle         (317,000)            --
         Depreciation                                                  62,597         90,094
         Stock-based compensation                                     822,000      2,210,410
         Interest accrued on notes payable                            158,786         78,540
         (Increase) decrease in other assets                           (8,521)         3,027
         Changes in operating assets and liabilities:
         Increase (decrease) in:
            Accounts payable and accrued expenses:
              Stockholder compensation                                501,940        528,846
              Other                                                   438,789         32,804
            Income taxes payable                                           --       (109,000)
                                                                  -----------    -----------
                 Net cash used in operating activities             (1,323,371)      (946,176)
                                                                  -----------    -----------

Cash Flows from Investing Activities:
    Purchase of property and equipment                                (45,802)      (347,233)
    (Advances to) repayments from officers/directors and others         5,000        (15,000)
                                                                  -----------    -----------
                 Net cash used in investing activities                (40,802)      (362,233)
                                                                  -----------    -----------

Cash Flows from Financing Activities:
    Proceeds from notes payable                                     1,500,000             --
    Loans from stockholders                                           190,261      1,275,861
    Repayment of loans from stockholders                             (300,000)            --
    Bank overdraft                                                    (22,566)        22,566
                                                                  -----------    -----------
                 Net cash provided by financing activities          1,367,695      1,298,427
                                                                  -----------    -----------

Net Increase (Decrease) in Cash                                         3,522         (9,982)

Cash, Beginning                                                            --          9,982
                                                                  -----------    -----------

Cash, Ending                                                      $     3,522    $        --
                                                                  ===========    ===========

                   See notes to consolidated financial statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

          Cyberfast Systems, Inc. (the "Company") is an international provider of data communications services. The Company operates long distance and voice communication services primarily between the United States and under-served, under-developed or developing countries. All transmissions originate in the United States.

     Organization and Capitalization

          The Company was originally incorporated as SmartFit Brassiere Co., Inc., a New York corporation, and was in the business of selling women's undergarments. The Company changed its name to SmartFit Foundations, Inc. on September 8, 1995.

          In October 1998, pursuant to an Agreement and Plan of Reorganization, Smart Fit Foundation, Inc. (a non-operating public shell), acquired 100% of the common stock of Cyberfast Network Systems Corp., in exchange for 97.8% of Smart Fit Foundation, Inc.'s common stock. On October 19, 1998, Smart Fit Foundation, Inc. changed its name to Cyberfast Systems, Inc.

          The Company's certificate of incorporation authorized the issuance of 50,000,000 shares of capital stock consisting of 5,000,000 shares of preferred stock with a $100 par value per share, 40,250,000 shares of Class A common stock with a $.01 par value per share and one vote per share and 4,750,000 shares of Class B common stock with a $.01 par value per share and ten votes per share.

          On November 1, 1999, the Company acquired 100% of the outstanding capital stock of Global Telecom and Internet Ventures, Inc. (Global), an unrelated entity, in exchange for 180,000 shares of Company Class A common stock. The acquisition was accounted for as a pooling of interests, and, as a result, the consolidated financial statements give retroactive effect to the transaction. Global had minimal assets, liabilities or operations as of the date of the acquisition and for the periods included in these consolidated financial statements.

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

          At certain times during the year, the Company may have had cash balances in excess of federally insured limits. The Company maintains its cash balances with high quality financial institutions that the Company believes limits these risks.

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

     Advertising

          Advertising costs are charged to expense as incurred. Advertising costs incurred for the years ended December 31, 2000 and 1999 were not material.

     Recent Accounting Pronouncements

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances, and is effective for the fourth quarter of 2000. SAB 101 did not have a material effect on the Company's consolidated results of operations, financial position and cash flows.

          In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company adopted FIN 44 in 2000. See Note 10 regarding a change in accounting principle resulting from the adoption of FIN 44 in 2000.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recent Accounting Pronouncements (Continued)

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

          In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

          Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on January 1, 2001 to affect its consolidated financial statements.

     Reclassification

          Certain amounts in 1999 have been reclassified to conform to 2000 presentation.

NOTE 2. GOING CONCERN CONSIDERATIONS

     The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. As reflected in the consolidated financial statements, the Company incurred net losses of approximately $2,982,000 in 2000 and $3,781,000 in 1999 and, as of December 31, 2000, the consolidated financial position reflects minimal current assets and a stockholders' deficiency of approximately $4,415,000. The Company has had minimal operating activity and has devoted the major portion of its efforts in 1999, 2000 and continuing into 2001, establishing its business operations. In addition, the Company is required to satisfy the obligation arising from the exercise of the put option in the amount of $1,500,000, plus accrued interest (see Note 3).

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 2. GOING CONCERN CONSIDERATIONS (Continued)

     Management's plans with regard to these matters include the following:

          During 2000 the Company was building a network of Points of Presence
          (POPs) around the world. This worldwide footprint will be used for transport of voice, data, video, Internet access and multimedia by a variety of users. The Company owns a switch center in Florida where it receives and transmits all of the traffic between the U.S. and all international gateway locations. The Company plans to leverage IP technology to reduce the costs of providing telecommunications services in traditionally high priced markets.

          The Company currently has contractors in the following countries which they plan to generate business in during 2001: India, Kenya, Ukraine, Morocco and Peru (see Note 7 - Service Agreements). The Company has equipment in each of these countries which is monitored by the contractor. Most of the equipment is leased by the Company under operating leases.

     The eventual success of management's plans cannot be ascertained with any degree of certainty.

     The conditions described above regarding going concern considerations raise substantial doubt as to the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3. OBLIGATION ARISING FROM COMMON STOCK SUBJECT TO PUT OPTION

     On May 5, 2000, the Company entered into a Memorandum of Understanding ("MOU") in connection with the sale of common stock. The MOU provided for a bridge loan of $300,000, repayable from the first capital funding with interest at 6%, but in no case later than August 1, 2000. This bridge loan, which was guaranteed by the majority stockholders, was received by the Company in May 2000.

     The purchaser, upon successful conclusion of preliminary due diligence, had the right to contract to purchase 45% of the total outstanding common stock and 51% of the voting rights of the Company for $5,000,000 payable in two tranches. Within seven days of the execution of the contract, the purchaser must have purchased $1,500,000 of Class A common stock. The purchaser then had 150 days to complete any and all due diligence. At that time, if the purchaser decided to complete the transaction, the remaining $3,500,000 was to be funded.

     In addition to the 45% of outstanding common stock, the purchaser would have received a warrant to purchase at least an additional 6% of the outstanding common stock of the Company at $3.00 per share (based on fair value at the date of the MOU).

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3. OBLIGATION ARISING FROM COMMON STOCK SUBJECT TO PUT OPTION (Continued)

     In the event that the purchaser decided, pursuant to final due diligence, not to purchase the second tranche, the purchaser had a put option in connection with the first tranche. The put option required the Company to buy back the shares acquired in the first tranche for $1,500,000, plus interest at 6% per annum for the time the shares were held. The Company must repurchase the shares within four months from the time the purchaser makes the request. The transaction, in its entirety, was personally guaranteed by the current majority stockholders.

     On July 26, 2000, the Company entered into an investment agreement which contractually obligated the purchaser and the Company to the terms of the MOU as outlined above. On August 1, 2000, the Company received payment in full for the first tranche in exchange for the issuance of 1,466,276 Class A common stock. After repayment of the bridge loan, including interest, the Company received net proceeds of $1,199,964.

     On or about November 30, 2000, the purchaser did not proceed with the second tranche and notified the Company that it intended to exercise the put option. This would require the Company to buy back the 1,466,276 shares issued for $1,500,000, with interest, by March 31, 2001. Due to the existence of the put option as an integral element of this transaction, this obligation is presented as a liability for financial accounting purposes in the accompanying consolidated balance sheet as of December 31, 2000 under the caption, "Obligation Arising From Common Stock Subject to Put Option."

     The Company is currently disputing whether the purchaser properly exercised this option by the November 30, 2000 deadline.

     In addition, the Company granted options to purchase 175,000 shares of common stock to consultants, which were exercisable upon expiration of the put option unexercised. These options were to have expired when the purchaser notified the Company of its intention to exercise the put option. Accordingly, these options have not been given accounting recognition in these consolidated financial statements, however, if it is ultimately determined, based upon the resolution of the FATA dispute, that these options are exercisable, accounting recognition will be given to these options at such time.

NOTE 4. CONFISCATED ASSETS

     In 2000, Egypt, a country in which the Company was conducting business operations, seized all the assets of a contractor in Egypt, including assets leased by the Company (see Note 7). The assets confiscated were comprised of property and equipment which were leased by the Company pursuant to an operating lease. Estimated losses of approximately $50,000 in connection with these confiscated assets have been recorded in the accompanying consolidated financial statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 5. NOTE PAYABLE, MAJOR STOCKHOLDER

     At various times during 1999, the major stockholder loaned the Company a total of $1,346,361. A demand note was executed January 1, 2000, which provided for interest at 9%, payable quarterly. During 2000, the Company repaid $300,000 on this note and the stockholder loaned the Company an additional $190,000. During 2000 and 1999, the Company incurred, but did not pay, interest expense of approximately $116,000 and $78,000, respectively, in connection with this obligation.

NOTE 6. INCOME TAXES

     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes.

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                       Year Ended December 31,
                                                     --------------------------
                                                        2000            1999
                                                     -----------    -----------

      Tax provision at the statutory rate of 34%     $(1,014,000)   $(1,296,000)
      State income taxes, net of federal income tax      (89,000)      (114,000)
      Benefit of net operating loss carryback                 --       (224,000)
      Stock based compensation                           187,000        370,000
      Change in valuation allowance                      822,000        991,000
      Other                                               94,000         49,000
                                                     -----------    -----------
                                                     $        --    $  (224,000)
                                                     ===========    ===========

     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2000 are as follows:

      Benefit of net operating loss carry forward             $ 1,134,000
      Accruals for compensation and other losses                  161,000
      Stock and options issued for compensation                   518,000
      Less valuation allowance                                 (1,813,000)
                                                              -----------
         Net deferred tax asset                               $        --
                                                              ===========

     As of December 31, 2000, sufficient uncertainty exists regarding the realizability of these deferred tax assets and, accordingly, a 100% valuation allowance has been established.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6. INCOME TAXES (Continued)

     The Company is delinquent in the filing of various federal and state income tax returns, and is also delinquent in paying 1998 federal and state income taxes. Estimated penalties and interest, as applicable, have been recorded in the accompanying consolidated financial statements in the amount of $151,000. The Company may also be subject to possible review and examination of such tax returns by the appropriate taxing authorities. Additional income taxes, including penalties for non-compliance and interest, if any, that may be assessed will be charged to operations when determined.

     In accordance with certain provisions of the Tax Reform Act of 1986, a change in ownership of greater that 50% of a corporation within a three year period will place an annual limitation on the corporation's ability to utilize its existing tax benefit carryforwards. Such a change in ownership may have occurred as a result of the sale of common stock (see Note 3). Under such circumstances, the potential benefits from utilization of the tax loss carryforwards as of that date may be substantially limited or reduced on an annual basis. To the extent that net operating loss carry forwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

NOTE 7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS

     Litigation

          The Company is involved in certain lawsuits arising in the ordinary course of business. In the opinion of management, any liabilities resulting from such litigation would not be material in relation to the Company's consolidated financial position.

     Employment Agreements

          The Company has entered into employment agreements with its executive officers, effective January 1999, the terms of which expire at various times through December 2002. Such agreements, which have been revised from time to time, provide for minimum salary levels, as well as for incentive bonuses, payable quarterly. The agreements also provide for the grant of 1,500,000 stock options at $3.50 per share, 350,000 stock options at market value and 300,000 stock options at $5.00 per share pursuant to a vesting schedule. The stock options vest quarterly over three-year periods and expire after ten years. The aggregate commitment for future salaries at December 31, 2000, excluding bonuses and stock options, is approximately $1,660,000. During 1999 and 2000 and continuing into 2001, two officer/director/employees agreed to defer payment of a large portion of their compensation. Included in accrued expenses is approximately $962,000 of compensation due to these officer/director/employees at December 31, 2000.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

     Employment Agreements (Continued)

          One agreement was terminated during 1999 with only 50,000 of the 300,000 options granted vested; the remainder of the options was canceled. An arbitration claim was filed by the former employee against the Company. A settlement was reached with the former employee, whereby the Company will pay $37,500 in cash, which is included in accounts payable and accrued expenses, and exchange the 50,000 options for 40,000 options which have a $1.00 option price and a five-year life.

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

     Satellite Service Agreement

          The Company had two service agreements with a satellite provider. The agreements, which provided for monthly payments totaling $28,800, expired in August 2000. The balance of $230,000 incurred, but unpaid, under these agreements as of December 31, 2000 is included in accounts payable and accrued expenses.

     Operating Leases

          The Company leases certain of its facilities and equipment under non-cancelable operating leases, which expire through June 2004. In addition, the Company is responsible for all taxes, insurance, maintenance and utilities.

          Minimum future lease payments on these leases are as follows:

              Year ending December 31:
                 2001                                    $462,000
                 2002                                     281,000
                 2003                                     119,000
                 2004                                      55,000
                                                         --------
                    Total                                $917,000
                                                         ========

          Rent expense under all operating leases was approximately $375,000 and $148,000 for 2000 and 1999, respectively.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7. COMMITMENTS, CONTINGENCIES AND OTHER MATTERS (Continued)

     Foreign Operations

          The Company conducts business operations in foreign countries where the customs, laws and business practices are different from those in the United States. The laws and regulations in these countries may change without notice or may not be appropriately enforced, resulting in the interruption of service or other consequences to the Company. These consequences could have a material adverse effect on the Company.

     Significant Customers and Suppliers

          The Company sells its data communications services to a limited number of customers. Two customers accounted for 50% of the revenues each during the year ended December 31, 2000. One customer accounted for 100% of the revenue during the year ended December 31, 1999.

          The Company leases long-distance networks, which the Company is dependent on to connect and route calls. One supplier accounted for 100% of these services during the years ended December 31, 2000 and 1999.

     Placement Agent Agreement

          During September 1999, the Company entered into an agreement in connection with placement services for proposed private placements of equity or debt securities at any time within twelve months from September 23, 1999. If one or more sales were consummated, the Company would pay a placement fee equal to 10% of the purchase price and issue placement agent warrants to purchase 2% of the fully diluted shares of common stock of the Company at the closing bid price on the date of the closing of the sale. The Company also agreed to pay reasonable out-of-pocket expenses not to exceed $25,000.

          In connection with the investment agreement discussed in Note 3, the Company paid $155,000 in commissions and granted 175,000 options to the placement agent. These options were to have expired when the purchaser notified the Company of its intention to exercise the put option. Accordingly, these options have not been given accounting recognition in these consolidated financial statements; however, if it is ultimately determined, based upon the resolution of the FATA dispute, that these options are exercisable, accounting recognition will be given to these options at such time.

     Related Party Transactions

          During 1999, the Company issued 58,000 shares of Class A common stock and options to purchase an additional 50,000 shares at $3.50 per share (the fair value of the underlying shares on the date of grant) to a member of the Company's Board of Directors who is related by birth to the majority stockholder. The common shares and options were issued in connection with services provided during 1999 as a member of the Board of Directors. During 2000, this Board member received an additional 50,000 options to purchase common stock at $3.50, again in connection with services to be rendered as a Board member.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8. NET LOSS PER SHARE

     The Company follows Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which requires the presentation of both basic and diluted net income (loss) per share.

     Basic net loss per common share has been computed based upon the weighted average number of shares of common stock outstanding during the period. The number of shares used in the computation was 6,865,133 and 6,148,984 for 2000 and 1999, respectively. Diluted loss per common share has not been presented, since the effect of common share equivalents would be anti-dilutive.

     The shares of common stock issued in connection with the investment agreement described in Note 3 have been issued and, accordingly, have been considered outstanding for the computation of weighted average shares. If these shares has been canceled as a result of the exercise of the put option, the weighted average number of shares outstanding would have been 6,250,500 for 2000 and the net loss per common share for 2000 would have been $(0.53).

NOTE 9. STOCK-BASED COMPENSATION

     Stock Issued for Services

          During 1999, the Company issued 250,500 shares of Class A common stock to certain employees and consultants in exchange for services, including 50,000 shares issued to a related party (see Note 7). These shares have been accounted for as compensation/consulting expense at the estimated fair value of the shares issued, unless the value of the services was more reliably determinable, with a corresponding credit to additional paid-in capital. The total expense recorded in connection with the issuance of these common shares was $1,400,500.

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

          Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. The Company granted 2,611,000 options to employees of which 1,971,000 was vested as of December 31, 2000. Compensation expense of $550,000 and $340,750 has been recognized in the accompanying consolidated financial statements for 2000 and 1999, respectively, relating to these vested options. Had compensation cost for the plan been determined on the fair value at the grant date consistent with SFAS No. 123, the Company's net loss would have been as follows:

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9. STOCK-BASED COMPENSATION (Continued)

     Stock Options (Continued)

                                                2000              1999
                                                ----              ----
        Net Loss:
           As reported                     $ (2,981,962)     $ (3,780,897)
           Pro forma                         (6,206,207)       (7,337,397)

        Basic Net Loss Per Share:
           As reported                     $      (0.43)     $      (0.61)
           Pro forma                              (0.90)            (1.19)

          The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company granted 48,000 options to non-employees as of December 31, 2000, all of which are vested. Compensation expense of $272,000 has been recorded in the accompanying consolidated financial statements for 2000.

          The Company granted 148,000 options to non-employees as of December 31, 1999, all of which are vested. Compensation expense of $469,160 has been recorded in the accompanying consolidated financial statements for 1999.

          During 2000, the Company adopted FIN 44, which requires options granted to non-employee board members be accounted for as employees under APB Opinion No. 25. Accordingly, a cumulative effect adjustment for a change in accounting principle of $317,000, representing the fair value of 100,000 options granted to independent Directors during 1999, has been recorded in the accompanying consolidated financial statements for 2000 for those options previously recorded at fair value pursuant to SFAS No. 123 (see Notes 1 and 10).

          The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: no dividend yield; an expected life of ten years; 143% expected volatility, and 6.00% risk free interest rate.

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

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9. STOCK-BASED COMPENSATION (Continued)

     Stock Options (Continued)

          A summary of the status of options as of December 31, 2000 and changes during the period ended on that date are presented below:

                                                                 Weighted
                                                   Number         Average         Expiration
                                                  of Shares        Price             Date
                                                  ---------      --------        -------------
             Balance, December 31, 1998                  --      $    --              --
             Year Ended December 31, 1999:
                Granted                           2,723,000         3.63         November 2004
                Exercised                                --                    to December 2009
                Expired                            (250,000)        5.00
                                                 ----------
             Balance, December 31, 1999           2,473,000         3.63         November 2004
                                                                               to December 2009

             Year Ended December 31, 2000:
                Granted                             713,000 *       3.27
                Exercised                                 -
                Expired                            (225,000)*       3.62
                                                 ----------
             Balance, December 31, 2000           2,961,000         3.44         November 2004
                                                 ==========                    to December 2009

          The following table summarizes information about outstanding options at December 31, 2000:

                             Options Outstanding                                  Options Exercisable
              ------------------ ---------------- --------------    --------------- --------------- ----------------
                                      Number         Weighted                            Number         Weighted
                                    Outstanding       Average            Range        Exercisable        Average
                   Range of             at           Remaining             of              at           Remaining
                   Exercise        December 31,     Contractual         Exercise      December 31,     Contractual
                    Prices             2000            Life              Price            2000            Life
                    ------             ----            ----              -----            ----            ----
                 $1.00 - $7.00       2,961,000        8 years        $1.00 - $7.00      2,296,000       8 years
                  ============       =========        =======         ============      =========       =======

          Subsequent to December 31, 2000, 150,000 options were vested pursuant to employment and consulting agreements.

*  Includes 175,000 options issued in connection with the FATA agreement (see
   Note 3).

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10. CHANGE IN ACCOUNTING PRINCIPLE

     As more fully discussed in Note 1, Recent Accounting Pronouncements, the Company adopted FIN 44 in 2000. Prior to the adoption of FIN 44, the Company recorded compensation associated with stock options issued to independent Board of Director members at fair value. FIN 44 specifies that stock options issued to independent Directors be recorded at intrinsic value pursuant to APB Opinion 25. Under the fair value method previously applied, the Company had recognized $317,000 of compensation expense related to options granted to certain independent Directors in 1999. The effect of the change in accounting principle was to eliminate this compensation expense, thereby decreasing net loss for 2000 by $317,000 ($.05 per share). Due to the fact that the fair value of stock options granted does not create a timing difference for deferred tax purposes, there was no tax effect associated with the change. The cumulative effect of the accounting change is a one-time credit to operations. Pro forma amounts are presented on the statement of operations showing the effect of applying the new method retroactively.