Form 10QSB
period 2001-03-31
CYBERFAST SYSTEMS INC
filed 2001-05-21
CIK 1093838

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended                   March 31, 2001

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                    to

Commission file number                                0-27263


                            Cyberfast Systems, Inc.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


                    Florida                                   13-5398600
                    -------                                   ----------
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                               Identification No.)


                777 Yamato Road, Suite 105, Boca Raton FL 33431
                -----------------------------------------------
                   (Address of principal executive offices)

                                (561) 995-6255
                                --------------
                          (Issuer's telephone number)

                                      N/A
                             --------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, there were 3,239,276 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements  (Unaudited)

INDEX TO FINANCIAL STATEMENTS                                                  PAGE
-----------------------------                                                  ----
Consolidated Balance Sheets March 31, 2001 (Unaudited) and December 31,        F-2
 2001

Consolidated Statements of Operations three months ended March 31, 2001        F-3
 and 2000 (Unaudited)

Consolidated Statements of Cash Flows three months ended March 31, 2001        F-4
 and 2000 (Unaudited)

Notes to Consolidated Financial Statements                                  F-5 - F-7

                   Cyberfast Systems, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                                                                             March 31,       December 31,
                                          ASSETS                                                2001             2000
                                          ------                                                ----             ----
                                                                                             (Unaudited)
Current Assets:
  Cash                                                                                       $          -     $      3,522
  Advances to officers/directors and others                                                        10,000           10,000
                                                                                             ------------     ------------
    Total current assets                                                                           10,000           13,522

Property and Equipment, Net of Accumulated Depreciation
  of $170,340 and $154,690                                                                        360,931          341,581

Deposits                                                                                            8,521            8,521
                                                                                             ------------     ------------

                                                                                             $    379,452     $    363,624
                                                                                             ============     ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

Current Liabilities:
  Obligation arising from common stock subject to put option                                 $          -     $  1,500,000
  Note payable, major stockholder                                                                       -        1,236,622
  Accounts payable and accrued expenses:
    Stockholder compensation                                                                    1,099,266        1,030,766
    Other                                                                                         676,568
                                                                                                                   665,076

  Majority stockholder/officer/director/loan, including interest                                3,292,906          194,774
  Income taxes payable                                                                            151,000          151,000
  Bank overdraft                                                                                    3,295                -
                                                                                             ------------     ------------
    Total current liabilities                                                                   5,223,035        4,778,238
                                                                                             ------------     ------------

Commitments, Contingencies, Other Matters and Subsequent Event                                          -                -

Stockholders' Deficiency:
  Preferred stock, $100 par value; 5,000,000
    shares authorized; 0 shares issued
  Common stock
    Class A, $.01 par value; 40,250,000 shares authorized;
      3,239,176 shares issued and outstanding                                                      32,392           32,392
    Class B, $.01 par value; 4,750,000 shares authorized;
      4,477,600 shares issued and outstanding                                                      44,776           44,776
    Additional paid-in capital                                                                  3,053,444        2,909,944
    Deficit                                                                                    (7,974,195)      (7,401,726)
                                                                                             ------------     ------------
                                                                                               (4,843,583)      (4,414,614)
                                                                                             ------------     ------------
                                                                                             $    379,452     $    363,624
                                                                                             ============     ============

                See Notes to Consolidated Financial Statements

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                                 --------------------------
                                                                                                    2001           2000
                                                                                                    ----           ----
                                                                                                (Unaudited)     (Unaudited)
Revenues:
 Data communications services                                                                    $     33,272   $   135,035

Cost of Sales                                                                                         127,037       278,182
                                                                                                 ------------   -----------

Gross Margin                                                                                          (93,765)     (143,147)
                                                                                                 ------------   -----------

Other Operating Expenses:
 General and administrative                                                                           287,703       330,078
 Common stock and options issued for services                                                         137,500       407,260
                                                                                                 ------------   -----------
    Total expenses                                                                                    425,203       737,338
                                                                                                 ------------   -----------

Income (Loss) from Operations                                                                        (518,968)     (880,485)
                                                                                                 ------------   -----------

Other Income (Expense):
 Interest expense, stockholder                                                                        (53,500)      (36,000)
                                                                                                 ------------   -----------

Income (Loss) before Income Taxes                                                                    (572,468)     (916,485)
Income Tax (Expense) Benefit                                                                                -             -
                                                                                                 ------------   -----------
Net Income (Loss)                                                                                $   (572,468)  $  (916,485)
                                                                                                 ============   ===========

Net Income (Loss) Per Common Share -
 Basic and Diluted                                                                               $      (0.07)  $     (0.15)
                                                                                                 ============   ===========

Weighted Average Number of Common
 Shares Outstanding                                                                                 7,716,776     6,250,500
                                                                                                 ============   ===========

                See Notes to Consolidated Financial Statements

                   Cyberfast Systems, Inc. and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                              --------------- ---------
                                                                                 2001          2000
                                                                                 ----          ----
                                                                              (Unaudited)   (Unaudited)
Cash Flows from Operating Activities:
 Net loss                                                                      $(572,468)    $(916,485)
 Adjustments to reconcile net loss to net cash and
   cash equivalents used in operating activities:
     Depreciation                                                                 15,649        31,551
     Stock-based compensation                                                    137,500       407,260
     Interest on stockholder loans                                                31,000        36,000
     Changes in operating assets and liabilities:
     Increase in deposits                                                              -        (8,521)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                     144,272       364,741
                                                                               ---------     ---------
            Net cash used in operating activities                               (244,047)      (85,454)
                                                                               ---------     ---------

Cash Flows from Investing Activities:
 Purchase of property and equipment                                              (35,000)            -
 (Advances to) repayments from officers/directors and others                           -         5,000
                                                                               ---------     ---------
            Net cash provided by (used in) investing activities                  (35,000)        5,000
                                                                               ---------     ---------

Cash Flows from Financing Activities:
 Bank overdraft                                                                    3,295       (22,566)
 Loans from stockholders                                                         272,230       106,686
                                                                               ---------     ---------
            Net cash provided by (used in) financing activities                  275,525        84,120
                                                                               ---------     ---------

Net Increase in Cash and Cash Equivalents                                         (3,522)        3,666

Cash and Cash Equivalents, Beginning                                               3,522             -
                                                                               ---------     ---------

Cash and Cash Equivalents, Ending                                              $       -     $   3,666
                                                                               =========     =========

Supplemental Disclosure of Cash Flow Information:
 Cash paid for interest                                                        $       -     $       -
                                                                               =========     =========

                See Notes to Consolidated Financial Statements

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                             Basis of Presentation
                             ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000.

          The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent auditors' report on the December 31, 2000 financial statements stated that "... the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty."

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

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                       Net Loss Per Common Share (Continued)
                       ------------------------------------

             Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

             The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

NOTE 2.  STOCK-BASED COMPENSATION

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

         Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. Compensation expense of $137,500 has been recognized in these consolidated financial statements for the three months ended March 31, 2001 relating to these vesting of options previously granted to employees.

         The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company did not grant any options to non-employees during the quarter ended March 31, 2001.

Item 2.  Management's Discussion and Analysis and Plan of Operation

Three Month Periods Ended March 31, 2000 And 2001

Table 1 - Percentage Analysis of Quarterly Results of Operations


========================================== ============================================= ============================

                                                             QUARTER ENDED                          PERCENTAGE CHANGE
                                                             -------------                         =================

                                                  March 31, 2001        March 31, 2000               Between Periods
                                                  --------------        --------------              ---------------
                                                                                                       (Decrease)
------------------------------------------ ----------------------- --------------------- ----------------------------
Revenues                                                   100.0%                100.0%                      (75.4%)
------------------------------------------ ----------------------- --------------------- ----------------------------
Expenses
------------------------------------------ ----------------------- --------------------- ----------------------------
 COGS                                                      381.8%                206.0%                      (54.3%)
------------------------------------------ ----------------------- --------------------- ----------------------------
 Gross Margin                                                 N/A                   N/A                      (34.5%)
------------------------------------------ ----------------------- --------------------- ----------------------------
 General & Administrative                                  864.7%                244.4%                      (12.8%)
------------------------------------------ ----------------------- --------------------- ----------------------------
 Common Stock                                              413.3%                301.6%                      (66.2%)
------------------------------------------ ----------------------- --------------------- ----------------------------
Total Op. Expenses                                        1278.0%                546.0%                      (42.3%)
------------------------------------------ ----------------------- --------------------- ----------------------------
Income (Loss) from ops.                                       N/A                   N/A                      (41.1%)
------------------------------------------ ----------------------- --------------------- ----------------------------
 Int. Expense, stockholder                                 160.8%                 26.7%                       48.6%
------------------------------------------ ----------------------- --------------------- ----------------------------
Income (Loss) before tax                                      N/A                   N/A                      (37.5%)
------------------------------------------ ----------------------- --------------------- ----------------------------
Income Tax Benefit                                              -                     -                         N/A
------------------------------------------ ----------------------- --------------------- ----------------------------
Net Income (Loss)                                             N/A                   N/A                      (37.5%)
------------------------------------------ ----------------------- --------------------- ----------------------------
Net Income (Loss)/share                                   ($0.07)               ($0.15)                      (49.4%)
========================================== ======================= ===================== ============================


         Table 1 above represents: (a) the relationship of income and expenses relative to net revenues, and (b) the change between the comparable prior quarterly period and current period. This table should be read in the context of the Company's financial statements incorporated as part of this filing, elsewhere herein.

         For the three month period ended March 31, 2001, revenues decreased 75.4% from $0.135 million for the three month period ended March 31, 2000 to $0.033 million. The absence of significant revenues persisted for the three month period ended March 31, 2001 as a result of regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations. The completion of the first tranche of equity financing that occurred in August 2000 and the resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until mid 2001.

         The Company's cost of goods sold decreased 54.3% from $.278 million during the three month period ended March 31, 2000 to $0.127 million during the three month period ended March 31, 2001. As a percentage of revenues, cost of goods sold increased from 206.0% during the three month period ended March 31, 2000 to 381.8% for the period ended March 31, 2001. This increase was the result of up front costs incurred by the Company that are associated with the start up of POPs, including depreciation on equipment purchased, leased line costs, and other pre-operation costs. Between the periods, the gross margin deficit decreased 34.5% from a deficit of $0.143 million during the three month period ended March 31, 2000 to a deficit of $0.094 million during the three month period ended March 31, 2001. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs in connection with the start-up of POPs.

         General and administrative expenses decreased 12.8% for the three month period ended March 31, 2000 from the comparable three month period ended March 31, 2001 to $0.288 million from $0.330 million. For the three month period ended March 31, 2001, general and administrative expenses were 864.7% of revenues compared with 244.4% during the comparable three month period ended March 31, 2000. These general and administrative expenses represent primarily the Company's fixed costs, and the increase was the result of staffing and support adjustments in anticipation of the start-up of revenue generating POPs.

         The Company also continued to incur expenses related to the issuance of common stock and options to various vendors and employees as a result of obligations of the Company under various employment and service agreements. This expense category, however, decreased 66.2% from $0.407 million in the quarter ended March 31, 2000 to $0.138 million in the comparable subsequent period ended March 31, 2001. As a percentage of revenues, these expenses increased from 301.6% in the three month period ended March 31, 2000 to 413.3% for the comparable period ended March 31, 2001. This increase was the direct result of lower revenues for the current period.

         As a result of the above reasons, during the three month period ended March 31, 2001, total operating expenses decreased 42.3% and loss from operations decreased 41.1% from $.737 million and $.880 million respectively for the comparable prior three month period ended March 31, 2000 to $.425 million and $.519 million for the three month period ended March 31, 2001. As a percentage of revenues, total operating expenses increased from 546.0% in the three month period ended March 31, 2000 to 1278.0% in the subsequent period ended March 31, 2001. The increase in cost of goods sold and general and administrative expenses, partially offset by the reduction in the issuance of common stock and options, accounted for the decrease in loss from operations between the periods.

         Interest expense from stockholder loans increased from $0.036 million during the three month period ended March 31, 2000 to $0.054 million for the three month period ended March 31, 2000. As a result, net losses decreased 37.5% from $.916 million for the three month period ended March 31, 2000 to $.572 million for the comparable three month period ended March 31, 2001.

         Accordingly, net loss per share of the Company's common stock decreased from $0.15 during the three month period ended March 31, 2000 to $0.07 for the comparable subsequent period ended March 31, 2001.

Plan of Operations
------------------

         During the succeeding twelve month period, Company management does not expect to continue relying on shareholder loans to finance the working capital deficit. Potential new equity subscriptions and the start-up of new POPs currently under contract should provide sources of working capital sufficient to restore working capital surpluses. In that regard, shareholder loans increased from a total of $1.453 million on March 31, 2000 to $1.502 million as of March 31, 2001. The bridge loan of $0.300 million provided to the Company in June 2000 by FATA Group Sp.A. ("FATA") was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. The $1.5 million received in August 2000 was part of this total investment and was subject to a put option exercisable by FATA until November 30, 2000. The company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

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

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits


3.1            Articles of Incorporation, as amended./(1)/
3.2            Bylaws.(1)

_____________
(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.

(b) Reports on Form 8-K

None.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CYBERFAST SYSTEMS, INC.



Dated: May 18, 2001                   By: /s/ Edward J. Stackpole
                                         ---------------------------------------
                                        Edward J. Stackpole, Chief Executive
                                        Officer And Co-Chairman of the Board




Dated: May 18, 2001                   By: /s/ Itir Stackpole
                                         ---------------------------------------
                                        Itir Stackpole, Principal Financial
                                        or Chief Accounting Officer