Form 10KSB/A
period 2000-12-31
CYBERFAST SYSTEMS INC
filed 2001-08-16
CIK 1093838

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                              FORM 10-KSB/A No. 1

     (Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 or
                                                 ------------------

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price reported on the Pink Sheets of such common equity as of July 5, 2001: $511,680.
                                                       -------

As of July 5, 2001, 3,239,276 shares of Registrant's Class A Common Stock and 4,447,600 shares of Registrant's Class B Common Stock were outstanding.

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

     The Company's principal office is located at 777 Yamato Road, Suite 105, Boca Raton, Florida 33431 and its telephone number is (561) 995-6255. The Company's internet site can be accessed at www.cyberfast.net.

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

     VON refers to communications services (voice, fax and/or voice-messaging applications) that are transported via the Internet, rather than the public switched telephone networks ("PSTN"). The basic steps involved in originating an Internet telephone call are conversion of the analog voice signal to digital format and compression/translation of the signal into Internet ("IP") packets for the transmission over the public Internet. The process is reversed at the receiving end.

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

     East Africa (Kenya)     Through Phase 3, but the Company and the local
     -------------------
partner were dissatisfied with the testing results in Phase 4. They are currently working on enlarging the capacity and, at the same time, increasing the quality, at which time the system will be re-tested. This site will likely be producing revenue in the second half of 2001.

     Ukraine  Completed Phase 4, but actual operation of the site
     -------
is on hold because of pricing issues. The Company is uncertain if this site will be profitable.

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

     On the retail level, the Company's primary mission is the development of retail markets for international IP telecommunications. An agreement has been signed with the Republic of Georgia to build and operate a wireless telecommunications system, complete with wireless payphones. The Company will develop programs that incorporate a wireless system's international long distance business into Cyberfast's proprietary VoIP network as well as provide enhanced retail services.

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

     1)  Working Capital Deficiency.
         ---------------------------

     Because Cyberfast has not had significant revenues since November 1998 the Company has a working capital deficit. The principal stockholders and The FATA Group, Sp.A. have provided loans since June 30, 1999 totaling over $3,000,000. In addition, FATA believes it has exercised its put option for redemption of its $1,500,000 investment (although the Company disputes whether the option was properly exercised). Therefore, in addition to working capital needs, the Company may be required to repay this investment. Until the Company's operations provide positive cash flow, it will require additional working capital, either from additional stockholder or bank loans or access to equity capital markets, the availability of which has no certainty.

     2)  Uncertainty of Revenue Streams
         ------------------------------

     The Company has not been successful in sustaining a continuous revenue stream, which is primarily due to the Company's complete reliance on its foreign partners' ability to obtain connectivity and necessary licenses and permits. Additionally, the Company must rely on its vendors to supply the bandwidth that is necessary for the Company's business. The Company has had difficulty with vendors being unable to supply it with contracted-for bandwidth. While the Company has been able to locate customers and equipment for certain locations, without the necessary licenses, permits and bandwidth that can be supplied only by third parties, the Company has experienced wide fluctuations in its revenue stream and may continue to do so. (See Risk Factor 6: "Reliance on Third Parties" below).

     3)  Doing Business in Foreign Countries.
         ------------------------------------

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

     4)  Reliance on Equipment.
         ----------------------

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

     5)  Reliance on Third Parties.
         --------------------------

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

     6)  Reliance on a Small Number of Customers.
         ----------------------------------------

     The Company sells its services to a limited number of customers. Each customer generates more than ten percent of the revenues of the Company. For example, in 1998 Star Telecom accounted for more than fifty percent of all the Company's revenues. Cyberfast operated under an agreement with its largest customer, IDT, Inc. that accounted for all of the Company's 1999 revenues. IDT, Inc. is located in Newark, New Jersey and is a licensed telecommunications carrier in the United Kingdom, Netherlands, Germany and France. In 2000, all of the Company's revenues were generated from customers in four sites: India, Turkey, Egypt and Kenya. At present, operations in India are limited to testing activities and operations in Kenya are being moved to a new site due to the lack of PSTN lines at the first location. During 2000, the Company's operations in Turkey became economically unfeasible when the last mile cost to terminate a call became greater than the revenue per mile that the Company could hope to recognize from operations there. The Company no longer has operations in Turkey. Although Company management believes that there are a number of customers to whom the Company can provide its services, changing business conditions may adversely affect Cyberfast if it loses a major customer.

     7)  Possible Regulation of IP Telephony.
         ------------------------------------

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

     8)  Competition.
         ------------

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

     9)   Need to Manage Growth.
          ----------------------

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

     10)  Dependence on Management.
          -------------------------

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

     11)  Limited Capitalization and Operating History.
          ---------------------------------------------

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

     12)  Possible Fluctuations in Operating Results.
          -------------------------------------------

     The Company has a limited operating history. Although revenues and operating income increased rapidly in 1998, that growth rate is not indicative of future growth rates. To the extent that the Company may experience interruptions in its ability to transmit communications for any reason, the results of operations for that period will be materially and adversely affected.

     From September 1, 1998 through the first quarter of 1999, and for the fourth quarter of 1999, Cyberfast had no operational circuits and did not generate any revenues from operations. The Company generated $826,000 in revenues from the sale of its participation in its Karachi, Pakistan circuit. Revenues from the Company's circuits in Haiti and India were generated in the second and third quarters in 1999 and sales were made to IDT during this period. In 2000, the Company generated revenues in the first three quarters from India, Egypt and Turkey, with sales to IDT and Arbinet, an entity which buys and sells wholesale minutes, but none in the fourth quarter. For these reasons, and in view of the Company's limited operating history, the Company believes that period-to-period comparisons of its past or future operating results are not meaningful.

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

     13)  Control by Management
          ---------------------
     As of July 5, 2001, Edward J. Stackpole, the Company's chairman and chief executive officer, and his wife, Itir Stackpole, the Company's co-chairman, beneficially own approximately 34.20% of the Company's outstanding Class A Common Stock and 78.33% of the Company's Class B Common Stock. The Class B Common Stock is identical to the Class A Common Stock in all respects except that each share of Class B Common Stock has ten votes in respect to each share of Class A Common Stock. Because of the number of shares and voting power attributed to the Class B Common Stock, the Stackpoles control 73.62% of the total voting power and are able to control the election of the Company's directors and thereby control the policies and operations of the Company.

     14)  Contractual Obligations to Management / No Dividends.
          -----------------------------------------------------

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

     The public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 5/th/ Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer, and the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. This site can be accessed at (http://www.sec.gov). The Company's Internet site can be accessed at
-------------------
(http://www.cyberfast.net).
-------------------------

ITEM 2.  DESCRIPTION OF PROPERTY

Circuit Leases
--------------

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

     The Company was involved in an arbitration with a former employee, Alan Goldstein, who alleged termination of his employment agreement without cause.
In December 2000, the Company approved a Settlement Agreement reached before the American Arbitration Association pursuant to which the Company is required to pay $37,500 to Mr. Goldstein within sixty days and to grant Mr. Goldstein an option for 40,000 shares of the Company's common stock at a strike price of $1.00 per share. To date, the Company has granted Mr. Goldstein 40,000 options at a strike price of $1.00 per share and has paid Mr. Goldstein $20,000 under the Settlement Agreement. On July 13, 2001, Mr. Goldstein filed a breach of contract claim against the Company for an additional $30,000 in the Circuit Court of the 15/th/ Judicial Circuit in and for Palm Beach County, Florida.

     In January 2001, William Wollrab, a former Vice President of Business Development and Director of the Company, filed a complaint against the Company in the Circuit Court of the 15/th/ Judicial Circuit in and for Palm Beach County, Florida alleging a breach of contract claim relating to Mr. Wollrab's employment contract with the Company. Mr. Wollrab is seeking $30,000 in unpaid wages as well as 1.5% of the gross revenues from on-going contracts for which Mr. Wollrab was responsible. The Company is currently attempting to negotiate a settlement with Mr. Wollrab.

     In January 2001, FATA Group Sp.A. filed a complaint for Specific Performance and other Equitable Relief in the Circuit Court of the 15/th/ Judicial Circuit and for Palm Beach County, Florida, seeking to impose a mortgage against property owned by Ed and Itir Stackpole.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

     Subsequent Events
     -----------------

     On June 12, 2001, the Company held an annual meeting of shareholders (the "Meeting") at the offices of the Company. The only matter voted upon at the annual meeting was the election of directors. The following three persons were elected as directors to hold office until the next annual meeting of shareholders and until their successors have been elected and qualified:

          Edward Stackpole
          Itir Stackpole
          Bert Perez

          The tabulation with respect to each nominee was as follows:

                                                                    % of                                       % of
                                                                   Shares              Withhold               Shares
                                            For                 Represented            Authority           Represented
                                         ---------            ---------------        ------------        ---------------
Edward Stackpole                         5,198,440                67.51%                 82,614               1.07%
Itir Stackpole                           5,198,410                67.49%                 82,614               1.07%
N. Bruce Walko                             961,279                12.48%                 82,614               1.07%
M. Dowell Stackpole                        887,410                11.52%                 82,614               1.07%
Bert Perez                               5,197,410                67.49%                 82,614               1.07%
Gerard Werner                              961,279                12.48%                 82,614               1.07%

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


                      Calendar               High Bid Price*      Low Bid Price*
                      -------                ---------------      --------------

2000           October 1 - December 31             2.50                 0.06
               July 1 - September 30               4.00                 0.70
               April 1 - June 30                   4.75                 2.00
               January 1 - March 31                7.00                 3.15

1999           October 1 - December 31             7.00                 1.50
               July 1 - October 31                12.00                7.375
               April 1 - June 30                  19.44                 2.38
               January 1 - March 31                5.25                 2.13

________
* Bid prices were provided by "www.bloomberg.com" via the internet. This web site is hosted by the Bloomberg Corporation. Quotations reflect inter-dealer prices, without mark-up, mark-down or commission, and may not represent actual transactions.

     The closing bid price of the Class A Common Stock on July 5, 2001 was $0.17 per share.

Holders
-------

     As of July 5, 2001, there were approximately 158 beneficial holders of the Company's common stock.

Dividends
---------

     The Company did not pay dividends on its common stock in 1998, 1999 and 2000 and it does not anticipate paying any dividends thereon in the foreseeable future. The Company's subsidiaries did make subchapter S distributions to their former shareholders.

Recent Sales of Unregistered Securities
---------------------------------------

     In May 2000, the Company issued to JW Genesis a warrant to acquire 62,500 shares of Class A Common Stock at $3.00 per share as a finder's fee in connection with the FATA Investment Agreement. The warrant vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline. The issuance of the warrants was conducted in reliance on Section 4(2) of the Act.

     On May 5, 2000, the Company entered into a Memorandum of Understanding (the "MOU") in connection with the sale of common stock of the Company to The FATA Group Sp.A., an Italian corporation ("FATA"). The MOU was replaced when the Company completed the first closing of an investment agreement (the "Agreement" or "Investment Agreement") with FATA. Pursuant to the Agreement, on August 1, 2000, FATA subscribed to and purchased from the Company a total of 1,466,276 shares of the Company's Class A Common Stock for a total purchase price of $1,500,000 (the "First Closing"), consisting of a $300,000 loan from FATA plus accrued interest that was converted to equity, and cash from the internal funds of FATA. The transactions contemplated by the Investment Agreement between the Company and FATA, an accredited investor (as that term is defined in Rule 501 of Regulation D promulgated under the Act), were transactions exempt from registration pursuant to Section 4(2) of the Act. Previously, on May 5, 2000, FATA made a $300,000 loan to the Company, which had an interest rate of 6% per annum. Accordingly, on August 1, 2000, the Company received net proceeds of $1,199,964 from FATA.

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

     Agreements with Management
     --------------------------

     On June 30, 2001, the Company granted to each of Edward Stackpole, Itir Stackpole, Bert Perez, M. Dowell Stackpole, N. Bruce Walko, Gerard Werner and Gianni Ciamaroni options to acquire 50,000 shares of common stock for $0.17 per share, exercisable for five years, in consideration for serving on the Company's Board of Directors during 2000. The issuance of the options was conducted in reliance on Section 4(2) of the Act.

     On August 2, 2000, Gianni Ciamaroni, then a director of the Company, was granted a warrant to acquire 112,500 shares of Class A Common Stock at $3.00 per share as a finder's fee in connection with the FATA transaction. The warrant vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline. The issuance of the warrants was conducted in reliance on Section 4(2) of the Act.

     On June 8, 2000, the Company granted to each of Edward Stackpole, Itir Stackpole, Bert Perez, William Wollrab, Bruce Walko, M. Dowell Stackpole and Gerard Werner options to acquire 50,000 shares of common stock for $3.50 per share, exercisable for five years, in consideration for serving on the Company's Board of Directors. The issuance of the options was conducted in reliance on
Section 4(2) of the Act.

     On May 1, 2000, the Company granted to each of Edward Stackpole and Itir Stackpole options to acquire 25,000 shares of common stock at a strike price of $3.00 per share, exercisable for five years in consideration for executing a personal guarantee of the Company's obligations in connection with the FATA Investment Agreement. The issuance of the options was conducted in reliance on
Section 4(2) of the Act.

     Pursuant to the terms of a letter to the Company from Bruce Walko dated October 29, 1999 which set forth the terms of his employment, the Company agreed to grant Mr. Walko options to acquire 50,000 shares on November 1, 1999 and 100,000 options per year for 2000, 2001 and 2002 with 25,000 shares vesting per quarter in consideration for Mr. Walko serving as an officer of the Company.
The issuance of the options was conducted in reliance on Section 4(2) of the Act.

     Effective on June 1, 1999, Mr. Bert Perez entered into a three-year employment agreement pursuant to which he received a signing bonus of 10,000 shares of the Company's Class A Common Stock, of which 5,000 vested immediately and 5,000 shares vested on December 1, 1999. Mr. Perez was granted 300,000 non-qualified options exercisable at $3.50 per share over a 10-year period that vest in increments of 25,000 options quarterly, provided that Mr. Perez is still employed on the last day of each quarter. The issuance of the signing bonus shares and the options were conducted in reliance on Section 4(2) of the Act.

     On January 1, 1999, Mr. Edward J. Stackpole entered into a three-year employment agreement with the Company pursuant to which he was granted 600,000 non-qualified stock options exercisable at $3.50 per share over a 10-year period that will vest in increments of

50,000 options quarterly, provided that Mr. Stackpole is still employed on the last day of each quarter. The issuance of the options was conducted in reliance on Section 4(2) of the Act.

     On January 1, 1999 Mrs. Itir Stackpole entered into a three-year employment agreement with the Company pursuant to which she was granted 600,000 non-qualified options exercisable at $3.50 per share over a 10-year period that vest in increments of 50,000 options quarterly, provided that Mrs. Stackpole is still employed on the last day of each quarter. The issuance of the options was conducted in reliance on Section 4(2) of the Act.

     The Company granted Mr. M. Dowell Stackpole 58,000 shares of Class A Common Stock on in January 1999 as compensation for joining the board of directors.
The issuance of the shares was conducted in reliance on Section 4(2) of the Act.

     Other issuances
     ---------------

     In addition, during the past three years, the following persons and entities acquired shares of stock and other securities from the Company as set forth in the table below.


                              Class of Securities                                  Amount of                      Securities
Shareholder                        Received               Date Sold              Consideration                      Sold
-----------                        --------               ---------              -------------                      ----
M. Dowell Stackpole          Class A Common Stock         01/01/1999      Inducement to join board of             58,000/(1)/
                                                                          directors

Douglas Blackwell            Class A Common Stock         01/06/1999      $50,000 in investor                      7,500/(1)(2)/
                                                                          relations/public relations
                                                                          services rendered

Advantage Marketing and      Class A Common Stock         04/05/1999      Promissory Note                         50,000/(1)/
Capital, Inc.

European Network Group       Class A Common Stock         04/07/1999      Fee                                     20,000/(1)/
Society

Alan T. Goldstein            Class A Common Stock         06/01/1999      Signing bonus pursuant to an            10,000/(1)/
                                                                          employment agreement with the
                                                                          Company

Bert Perez                   Class A Common Stock         06/01/1999      Signing bonus pursuant to an            10,000/(1)/
                                                                          agreement with the Company

Boru Enterprises, Inc.       Class A Common Stock         08/13/1999      $500,000 in services rendered           75,000/(1)/
                                                                          in identifying and advising
                                                                          the Company about stock shorts

____________
(1) The sale of shares of Class A Common Stock was exempt under Section 4(2) of the Securities Act. The acquiring person or entity represented to the Company that the shares were acquired for investment and that such person or entity had access to information concerning the Company. Further, the acquiring person represented to the Company that they were either financially sophisticated or that they were an accredited investor.

(2) The table does not include 10,000 shares issuable to Mr. Blackwell as a fee as of June 30, 1999. The shares have not been issued.


     The following Class A shares were issued in connection with the acquisition of Global in November 1999. The shares were issued in reliance on Section 4(2) of the Securities Act. In addition, 20,000 Class A shares were issued to JW Genesis Capital Markets, Inc. as a finder's fee in reliance on Section 4(2) of the Securities Act. Exchanging shareholders represented to the Company that the shares were acquired for investment and that such person or entity had access to information regarding the Company. Further, the exchanging shareholders represented to the Company that they were either financially sophisticated or that they were an accredited investor.


                 Name                                             Global Shares      Cyberfast Class A Shares
                 ----                                             -------------      ------------------------
William Wollrab                                                     1,766,102                  25,988

Ken Greenberg a/c/f Stephanie Greenberg                               200,000                   2,943

Chatfield Capital Corp.                                               100,000                   1,471

Green Capital, LLC                                                  4,950,000                  72,839

Ken Greenberg a/c/f Annette Greenberg                                  70,000                   1,030

Sissel Greenberg                                                       70,000                   1,030

Dylan Linglebach                                                       10,000                     147

Chris and Ira Snare                                                   100,000                   1,471

Keith Galanti                                                       2,500,000                  36,788

Arnold Greenberg                                                      434,640                   6,396

Fiserv Correspondent Services, Inc. Cust. f/b/o                       500,000                   7,358
Bernard O'Donnell IRA

Michael L. Rose                                                       400,000                   5,886

Zenith Holdings, Ltd.                                                 250,000                   3,679

Gerard Werner                                                         100,000                   1,471

N. Bruce Walko                                                        500,000                   7,358

Lee McKnight                                                           46,936                     691

Patrick Kelly                                                          93,872                   1,381

Stan Borin                                                             46,936                     691

                 Name                                             Global Shares      Cyberfast Class A Shares
                 ----                                             -------------      ------------------------
William Lehr                                                           46,936                     691

Jahangir Boroumand                                                     46,936                     691
                                                                   ----------                 -------

Total Shares                                                       12,232,358                 180,000
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

Results Of Operations
---------------------

Years Ended December 31, 1999 and 2000

     For the year ended December 31, 2000, revenues were $0.193 million compared to $0.436 million in the comparable prior period ended December 31, 1999. This decrease in revenue of $0.243 million represented a 55.73% decline from the comparable prior period ended December 31, 1999. The percentage change between the periods was solely attributed to lack of capacity on the circuits available to the Company. This decline in revenues occurred because the Company had fewer circuits up and operating and for this reason, the Company did not have circuit capacity to sell.

     The Company's cost of goods sold decreased 59.4% from $0.483 million for the year ended December 31, 1999 to $0.196 million for the year ended December 31, 2000. As a percentage of revenues, cost of goods sold decreased from 110.8% for the year ended December 31, 1999 to 101.6% for the year ended December 31, 2000 resulting in an increase in gross margin of 91.5% from a deficit of $0.047 million for the year ended December 31, 1999 to a deficit of $0.034 million for the year ended December 31, 2000. The decrease in cost of goods sold as a percentage of revenues in fiscal year 2000 as compared to the fiscal year 1999 occurred as a result of the lack of circuit capacity to sell.

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

Liquidity And Capital Resources
-------------------------------

Years Ended December 31, 1999 and 2000

     Net cash used in operating activities for the fiscal year ended December 31, 2000 was $1.323 million compared to $0.946 million used in operations in the comparable prior period ended December 31, 1999, representing an increase of $0.377 million or 39.9%. This deficit in net cash was primarily the result of a greater amount of general and administrative expenses requiring the payment of cash, instead of stock-based compensation for the fiscal year ended December 31, 2000.

     Net cash used in investing activities was $0.041 million for the fiscal year ended December 31, 2000 compared to net cash of $0.362 for the comparable prior period in 1999. The major component in investing activities for the period ended December 31, 1999 was the acquisition of equipment, while in the comparable period ended December 31, 2000 the Company leased equipment pursuant to operating leases rather than purchasing equipment.

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

     As described in Item 5 of Part I above, the Company is disputing whether FATA properly exercised its option to sell to the Company the number of Company shares acquired by FATA at the First Closing for a fixed price of $1,500,000 plus any additional sums or consideration as of such time loaned to or contributed to the Company, plus an interest rate of 6% per year. If this dispute results in litigation and the Company were required to purchase these shares back from FATA, the Company would not have adequate cash reserves to do so.

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

     The Cyberfast management team is very aware of its need for additional operating capital to finance it expansion. The Company hopes to acquire the needed capital from three sources:

  . From operations. The Company began generating revenues during the second quarter of 2001 from India. The Company expects to generate revenues from Kenya and Peru in the third quarter. Cyberfast management team has purposely kept expenses at a minimum so as to get the Company into a position where it can sustain itself from operating revenue.

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

     The Company's outlook for the remainder of 2001 is optimistic. The Company has already invested in all the necessary equipment to start generating revenues in India, Turkey, Kenya and Peru. The Company is currently waiting for installation of the circuit at the new site in Kenya. The equipment and internet line is installed in the Company's new office in India but needs some final improvements before revenues can be generated. In Peru, all necessary equipment has been installed and all necessary phone lines have been provided by the local PTT to the Company. The Company is currently preparing marketing documents for distribution to Peruvian customers. In Turkey, most equipment has been installed by the Company's local partner and has been tested. The Company is currently waiting for the remainder of the installations to be completed and expects they will be completed in the next month.

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

ITEM 7.   CONSOLIDATED FINANCIAL STATEMENTS

     The Company's audited consolidated financial statements as of December 31, 2000, the consolidated statements of operations and statements of cash flows for the two years then ended, are attached immediately preceding the signature page of this Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     On October 5, 1999 the Company engaged the firm of Rachlin Cohen & Holtz, LLP to audit Company financial statements for the fiscal years ended December 31, 1998, 1999 and 2000. Mr. Robert Jarkow, CPA previously audited the Company's financial statements. The Company learned that Mr. Jarkow was not independent, could not act as Company auditor, and could not render any opinion on the financial statements of the Company.

     There were no disagreements with Mr. Jarkow on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure while the Company engaged him.


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

     The following table sets forth names and ages of all executive officers and directors of the Company:

Name                             Age       Position                                                Director Since
----                             ---       --------                                                --------------
Edward J. Stackpole               56       Co-Chair of the Board of Directors, Chief                   11/98
                                           Executive Officer

Itir Stackpole                    45       Co-Chair of the Board of Directors, Vice                    11/98
                                           President

N. Bruce Walko                    60       President, Director                                         11/99/(1)/

M. Dowell Stackpole               45       Director                                                    11/98/(3)/

Bert Perez                        36       Chief Technical Officer, Director                           12/99

William Wollrab                   43       Vice President, Business Development, Director              11/99/(2)/

Gerard Werner                     28       Secretary, Director                                         11/99/(3)/

Gianni Ciamaroni                  56       Director                                                    08/00/(3)/

___________
(1)  Mr. Walko resigned as President on April 12, 2001.
(2)  Mr. Wollrab resigned in August 2000.
(3) Mr. Ciamaroni was not nominated for re-election as a director and Messrs. Stackpole and Werner were not re-elected as directors at the Company's annual shareholders' meeting held June 12, 2001.


     Edward J. Stackpole founded the operations of the Company through the BCC and CNSC subsidiaries. Since August 1995, Mr. Stackpole has served as president the BCC and CNSC subsidiaries, and since the Company's Reorganization in November 1998, has been Chief Executive Officer and Chairman of the Company's Board of Directors. For six years prior to that date, Mr. Stackpole was the general partner of EJS Associates, a privately held company that owned the distribution rights for AT&T equipment in Turkey, and distributed telecommunications product in Turkey. Edward and Itir Stackpole are husband and wife.

     Itir Stackpole co-founded the operations of the Company through the BCC and CNSC subsidiaries. Since August 1995, Mrs. Stackpole has served as vice president of the BCC and CNSC subsidiaries, and, since the Company's Reorganization in November 1998, has held the office of vice president and co-chairman of the Board of Directors. Mrs. Stackpole was also general partner of EJS Associates in Turkey from 1989 through August 1995.

     Mr. Bruce Walko was President of the Company from November 1999 through April 12, 2001. Mr. Walko has been a Director of the Company since November 1999 as a consequence of acquisition of Global by the Company. Mr. Walko also serves as a Director of Appiant Technologies, formerly Nhancement Technologies, Inc., and a NASDAQ small cap company located in Fremont, California that is a software applications and services company specializing in unified communications and information solutions. From June 1999 until November 1999 Mr. Walko served as President of Global Telcom until its acquisition by the Company. From April 1998 to May 1999 Mr. Walko was served as an individual consultant to LCC Corporation in Washington, D.C., SITEL Corporation in Omaha, Nebraska, and IES Corporation in Salt Lake City, Utah. From September 1997 to March 1998 he served as acting Vice President of Marketing for MTC Netsource, Petaluma, California. From September 1994 to August 1997 he served as Vice President and Regional General Manager of NextWave Cellular in San Diego, California. He has a B.S. degree in Computer Science from Purdue University and an MBA in Finance and Marketing from the University of Southern California.

     Mr. Bert Perez has been the Chief Technical Officer and Director since June 1999. Sprint Communications, Inc. employed Mr. Perez. in south Florida from 1992 through 1999 as Data Support Manager and prior to that as an MIS manager for ABC television. In his prior positions, Mr. Perez was responsible for the design and implementation of network solutions and technical support.

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

     Mr. Gerard Werner became a Director and Secretary of the Company as a consequence of acquisition of Global by the Company. Mr. Werner is a member of the District of Columbia Bar Association and received his A.B. in May 1994 from Georgetown University, J.D. in May 1997 from Georgetown University Law Center. Mr. Werner is no longer a director effective June 12, 2001.

     Mr. M. Dowell Stackpole became a director in December 1998. Mr. Stackpole has been employed as an analyst for an investment firm operated by Bass Brothers of Fort Worth, Texas since January 1994. Mr. Stackpole is the brother of Mr. Edward J. Stackpole, Cyberfast's Chief Executive Officer. Mr. Stackpole is no longer a director effective June 12, 2001.

     Mr. Gianni Ciamaroni became a director of the Company as a result of the Company's Investment Agreement with FATA and was FATA's representative on the Board of Directors. Mr. Ciamaroni is no longer a director of the Company effective June 12, 2001.

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

Disclosure of Delinquent Forms 3, 4 or 5 Filers
-----------------------------------------------

     During the fiscal year ended December 31, 2000, Edward J. Stackpole, Itir Stackpole, M. Dowell Stackpole, N. Bruce Walko, William Wollrab, Gerard Werner and Bert Perez all failed to timely file Forms 5 for the fiscal years ended December 31, 1999 and 2000. In addition, Gianni Ciamaroni failed to timely file Form 3 upon his appointment as a director and failed to timely file a Form 5 for the fiscal year ended 2000.

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

                          SUMMARY COMPENSATION TABLE

            FISCAL YEAR COMPENSATION                                                      LONG TERM COMPENSATION

                                                                          Awards                                     Payouts
                                                                          ------                                     -------
                                                                                        Restricted
                                                                        Securities      Shares or
                                                                           under        Restricted       LTIP       All other
      Name and                    Salary    Bonus    Other Annual       Option/SARs       Share         Payouts    Compensation
 Principal Position       Year     ($)       ($)     Compensation         Granted         Units           ($)          ($)
 ------------------       ----     ---       ---     ------------         -------         -----           ---          ---
Edward J. Stackpole/      2000   300,000      0       28,800(1)            275,000             0           0               0
Co-Chair and CEO          1999   300,000      0       28,800/(1)/          250,000             0           0               0
                          1998   262,882      0        2,400/(1)/                0             0           0       1,370,459/(2)/

Itir Stackpole/           2000   250,000      0            0               275,000             0           0               0
Co-and Vice President     1999   250,000      0            0               250,000             0           0               0
                          1998   262,882      0            0                     0             0           0       1,370,459/(2)/

Bert Perez                2000   100,000      0       14,400/(1)/          150,000             0           0               0
Chief Technical Officer   1999    58,333      0        8,400/(1)/          100,000        10,000           0               0
                          1998     N/A       N/A         N/A                 N/A            N/A           N/A             N/A

Bruce Walko               2000   105,638      0            0               150,000             0           0               0
President(4)              1999     N/A       N/A         N/A                 N/A            N/A           N/A             N/A
                          1998     NA        N/A         N/A                 N/A            N/A           N/A             N/A

____________
(1)  Represents car allowance.
(2) In 1998 CNSI was taxed under Subchapter S of the Internal Revenue Code. Edward and Itir Stackpole, as holders of 100% of the stock of CNSI, received distributions under Subchapter S of the Internal Revenue Code. One-half is imputed to each as other compensation. (3) Represents commissions.
(4)  Mr. Walko resigned as President on April 12, 2001.


Agreements with Management
--------------------------

     On June 30, 2001, the Company granted to each of Edward Stackpole, Itir Stackpole, Bert Perez, M. Dowell Stackpole, N. Bruce Walko, Gianni Ciamaroni and Gerard Werner options to acquire 50,000 shares of common stock for $0.17 per share, exercisable for five years, in consideration for serving on the Company's Board of Directors during 2000. The issuance of the options was conducted in reliance on Section 4(2) of the Act.

     On May 1, 2000, the Company granted to each of Edward Stackpole and Itir Stackpole options to acquire 25,000 shares of common stock at a strike price of $3.00 per share, exercisable for five years in consideration for executing a personal guarantee of the Company's obligations in connection with the FATA Investment Agreement.

     On June 8, 2000, the Company granted to each of Edward Stackpole, Itir Stackpole, Bert Perez, William Wollrab, Bruce Walko, M. Dowell Stackpole and Gerard Werner options to acquire 50,000 shares of common stock for $3.50 per share, exercisable for five years, in consideration for serving on the Company's Board of Directors.

     On August 2, 2000, Mr. Ciamaroni was granted a warrant to acquire 112,500 shares of common stock for $3.00 per share, as a finder's fee in connection with the FATA transaction.

     Pursuant to the terms of a letter to the Company from Bruce Walko dated October 29, 1999, the Company agreed to pay Mr. Walko a monthly salary of $10,000 per month for six months, and $15,000 per month thereafter and agreed to pay Mr. Walko a bonus of up to 40% of base salary starting in 2000. The Company agreed to grant Mr. Walko options to acquire 50,000 shares on November 1, 1999 and 100,000 options per year for 2000, 2001 and 2002 with 25,000 shares vesting per quarter.

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

                           OPTION/SAR GRANTS IN 2000
                               INDIVIDUAL GAINS

                          Number of             % of Total
                          Securities           Options/SARs
                          Underlying            Granted to
                         Options/SARs          Employees in        Exercise or Base      Market Price on
Name                      Granted (#)           Fiscal Year          Price ($/Sh)         Date of Grant       Expiration Date
----                      -----------           -----------          ------------         -------------       ---------------
Edward J. Stackpole         200,000               23.81%                 $3.50                 $3.50              01/01/09
                             50,000                5.95%                 $3.50                 $3.00              06/07/05
                             25,000/(1)/           2.98%                 $3.00                 $3.00              05/31/05

Itir Stackpole              200,000               23.81%                 $3.50                 $3.50              01/01/09
                             50,000                5.95%                 $3.50                 $3.00              06/07/05
                             25,000/(1)/           2.98%                 $3.00                 $3.00              05/31/05

Bert Perez                  100,000               11.90%                 $3.50                 $9.00              05/31/09
                             50,000                5.95%                 $3.50                 $3.00              06/07/05

N. Bruce Walko              100,000               11.90%                 $3.00                 $3.00              10/28/09
                             50,000                5.95%                 $3.50                 $3.00              06/07/05

____________
(1) Granted in consideration for Ed & Itir Stackpole's personal guarantee of obligations of the Company made in connection with the FATA Investment Agreement.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides certain information (consisting of Class A and Class B Common Stock) as of July 5, 2001 concerning the beneficial ownership of the Company's voting stock held by each director and named executive officer; each person known by us to be the beneficial owner of at least five percent of the Company's voting stock; and all named executive officers and directors as a group. The information is provided on a combined basis for Class A and Class B Common Stock to reflect share ownership and voting power for the combined classes.

                                                                                               Total of       Percent of Voting
Name and                    Number of        Percent of       Number of       Percent of      Class A and           Power
Address of                   Class A          Class A          Class B         Class B          Class B           (Combined
Beneficial Owner              Shares           Shares          Shares           Shares           Shares            Classes)
----------------              ------           ------          ------           ------           ------            --------
Edward J. and Itir         1,569,394/(1)/       34.20%        3,507,400         78.33%        5,076,794/(1)/       73.62%/(1)/
Stackpole

N. Bruce Walko               357,358/(2)/        9.96%              -0-           -0-           357,358/(2)/        0.74%/(2)/

M. Dowell Stackpole          208,000/(3)/        6.14%              -0-           -0-           208,000/(3)/        0.43%/(3)/

Gerard Werner                151,471/(4)/        4.47%              -0-           -0-           151,471/(4)/        0.31%/(4)/

Bert Perez                   360,000/(5)/       10.03%              -0-           -0-           360,000/(5)/        0.74%/(5)/

William Wollrab              300,988/(6)/        8.56%              -0-           -0-           300,988%/(6)/       0.62%/(6)/

Gianni Ciamaroni             162,500/(7)/        4.78%              -0-           -0-           162,500/(7)/        0.34%/(7)/

All officers and           3,109,711/(8)/       51.60%        3,507,400         78.33%        6,617,111/(8)/       75.16%/(8)/
directors as a
group (7 persons)

Oguz Stackpole               121,100             3.73%          965,200         21.56%        1,086,300            20.35%

The FATA Group             1,466,276            45.27%              -0-           -0-         1,466,276             3.05%
Sp.A. /(9)/

____________
(1) Includes options to acquire 675,000 shares held by Edward Stackpole of which 500,000 are exercisable at $3.50 per share until 12/31/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 25,000 are exercisable at $3.00 per share until 5/31/05; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06. Also includes options to acquire 675,000 shares held by Itir Stackpole, of which 500,000 are exercisable at $3.50 per share until 12/31/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 25,000 are exercisable at $3.00 per share until 5/31/05; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06.
(2) Includes options to acquire 350,000 shares, of which 200,000 are exercisable at $3.00 per share until 10/28/09; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06.
(3) Includes options to acquire 150,000 shares, of which 50,000 are exercisable at $3.50 per share until 11/23/09; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06. Also includes 8,000 shares held by M. Dowell Stackpole's wife and six children. Mr. Stackpole is no longer a director effective 6/12/01.
(4) Includes options to acquire 150,000 shares, of which 50,000 are exercisable at $3.50 per share until 11/23/09; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06. Mr. Werner is no longer a director effective 6/12/01.
(5) Includes options to acquire 350,000 shares, of which 175,000 are exercisable at $3.50 per shares until 5/31/09; of which 25,000 are exercisable at $3.50 per share until 9/30/04; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $0.17 per share until 6/29/06.
(6) Includes options to acquire 275,000 shares; of which 50,000 are exercisable at $3.50 per share until 11/23/04; of which 125,000 are exercisable at $3.50 until 2004; of which 50,000 are exercisable at $3.50 per share until 6/07/05; and of which 50,000 are exercisable at $3.00 per share until 8/20/05. Mr. Wollrab resigned as director effective August 2000.

(7) Includes a warrant to acquire 112,500 shares, exercisable at $3.00 per share which vests if the FATA put option expires unexercised. The Company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline. Also includes options to acquire 50,000 shares at $0.17 per share until 6/29/06. Mr. Ciamaroni is no longer a director of the Company effective June 12, 2001.
(8)  Includes footnotes 1 through 7.
(9) As discussed in its Schedule 13D, FATA is controlled by Gaetano Di Rosa, Ignazio Moncada, Andrea Lombardi, Marcello Agnoli, Angelo Airaghi, Giancarlo Battista, Giuseppe Bono, Alberto De Benedictis, Paolo Micheletta, Arcangiolo Lovari, Alessandro Bertolini, Loris Boggio, Enrico Borgogna, Sergio Camani, Piero Alberto Canuto, Stefano Carlin, Diego Cavalli, Vincenzo Chieppa, Davide Cucino, Silvio De Poli, Giorgio Donini, Lino Franco, Angelo Furinghetti, Marco Gallino, Piero-Carlo Gallo, Stefano Giovine, Giovanni Granella, Massimo Lessona, Flavio Mussano, Sergio Pagani, Giancarlo Prato, Marzio Raveggi, Calogero Rifici, Bruno Taraglio and Bartolomeo Tosco, all residents of Italy.


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
10.6           Employment Agreement between the Company and Bruce Walko. (2)
10.7.1         Office Lease. (2)
10.7.2         Amendment to Lease Agreement, dated May 24, 2000. (2)
10.8           Agreement with KPN/Qwest, dated April 5, 2000. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0           List of Subsidiaries. (3)

_______________
(1)  Incorporated by reference from the Company's filing on Form 10-SB.
(2) Incorporated by reference from the Company's Form 10-KSB/A. No. 1, for the fiscal year ended 12/31/99 as filed on April 2, 2001.
(3) Incorporated by reference from the Company's Form 10-KSB, for the fiscal year ended 12/31/00 as filed on April 17, 2001.


     (b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURE


     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this Form 10-KSB/A No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CYBERFAST SYSTEMS, INC.



Dated:  August 13, 2001        By: /s/ Edward J. Stackpole
                                   ---------------------------------------------
                                   Edward J. Stackpole, Chief Executive Officer
                                   and Co-Chair of the Board


Dated:  August 13, 2001        By: /s/ Itir Stackpole
                                   ---------------------------------------------
                                   Itir Stackpole, Chief Financial Officer, Vice President and Co-Chair of the Board


Dated:  August 13, 2001        By: /s/ Bert Perez
                                   ---------------------------------------------
                                   Bert Perez, Chief Technical Officer, Director

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
10.6         Employment Agreement between the Company and Bruce Walko. (2)
10.7.1       Office Lease. (2)
10.7.2       Amendment to Lease Agreement, dated May 24, 2000. (2)
10.8         Agreement with KPN/Qwest, dated April 5, 2000. (2)
16.0 Form of letter to Mr. Robert Jarkow sent pursuant to Item 304(a)(3) of Regulation SB. (1)
21.0         List of Subsidiaries. (3)

____________
(1)  Incorporated by reference from the Company's filing on Form 10-SB.
(2) Incorporated by reference from the Company's Form 10-KSB/A. No. 1, for the fiscal year ended 12/31/99 as filed on April 2, 2001.
(3) Incorporated by reference from the Company's Form 10-KSB, for the fiscal year ended 12/31/00 as filed on April 17, 2001.

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
                                                                 -----------

Commitments, Contingencies, and Other Matters


Stockholders' Deficiency:
    Preferred stock, $100 par value; 5,000,000
       shares authorized; none issued
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

                    Cyberfast Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                                     2000           1999
                                                                                                     ----           ----
Data Communications Service Revenues                                                             $   192,815    $   435,739
                                                                                                 -----------    -----------
Costs and Expenses:
    Direct costs                                                                                     196,257        482,678
    General and administrative                                                                     2,264,734      1,554,008
    Common stock and options issued for services                                                     822,000      2,210,410
                                                                                                 -----------    -----------
                                                                                                   3,282,991      4,247,096
                                                                                                 -----------    -----------

Loss from Operations                                                                              (3,090,176)    (3,811,357)
                                                                                                 -----------    -----------
Other Income (Expense):
    Interest expense, stockholder                                                                   (119,786)       (78,540)
    Interest expense, other                                                                          (39,000)            --
    Loss on confiscation of assets                                                                   (50,000)            --
    Penalties and interest                                                                                --       (115,000)
                                                                                                 -----------    -----------
                                                                                                    (208,786)      (193,540)
                                                                                                 -----------    -----------
Loss Before Income Taxes and Cumulative Effect of a Change in Accounting Principle                (3,298,962)    (4,004,897)

Income Tax Benefit                                                                                        --        224,000
                                                                                                 -----------    -----------
Loss Before Cumulative Effect of a Change in Accounting Principle                                 (3,298,962)    (3,780,897)

Cumulative Effect on Prior Years (to December 31, 1999) of Accounting Change                         317,000             --
                                                                                                 -----------    -----------

Net Loss                                                                                         $(2,981,962)   $(3,780,897)
                                                                                                 ===========    ===========

Basic and Diluted Net Loss Per Common Share:
    Before cumulative effect of a change in accounting principle                                 $     (0.48)   $     (0.61)
    Cumulative effect of accounting change                                                              0.05             --
                                                                                                 -----------    -----------
    Net loss                                                                                     $     (0.43)   $     (0.61)
                                                                                                 ===========    ===========
Weighted Average Number of Common Shares Outstanding                                               6,865,133      6,148,984
                                                                                                 ===========    ===========

Pro Forma Amounts Assuming Retroactive Application of Accounting Change:
    Net loss                                                                                     $(3,298,962)   $(3,463,897)
                                                                                                 ===========    ===========
    Net loss per common share - basic and diluted                                                $     (0.48)   $     (0.56)
                                                                                                 ===========    ===========

                See notes to consolidated financial statements.

                   Cyberfast Systems, Inc. and Subsidiaries

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                    YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          Common Stock
                                                          ------------
                                                   Shares                Amount              Additional
                                                   ------                ------                Paid-In
                                            Class A     Class B    Class A      Class B        Capital    Deficit         Total
                                            -------     -------    -------      -------      ---------    -------         -----
Balance, December 31, 1998                  1,459,950  4,540,050  $    14,600  $    45,400 $    211,702  $  (638,867)   $  (367,165)

Year ended December 31, 1999:
    Issuance of common stock for services     250,500          -        2,505                 1,397,995            -      1,400,500
    Options granted for services                    -          -            -            -      809,910                     809,910
    Net loss                                        -          -            -            -                (3,780,897)    (3,780,897)
                                            ---------  ---------  -----------  ----------- ------------  -----------    -----------

Balance, December 31, 1999                  1,710,450  4,540,050       17,105       45,400    2,419,607   (4,419,764)    (1,937,652)

Year ended December 31, 2000:
    Options granted for services                    -          -            -            -      822,000            -        822,000
    Issuance of common stock in connection
     with obligation subject to put option  1,466,276          -       14,663            -      (14,663)           -              -
    Effect of accounting change relating to
      options granted to directors                  -          -            -            -     (317,000)           -       (317,000)
    Exchange of shares                         62,450    (62,450)         624         (624)           -            -              -
    Net loss                                        -          -            -            -            -   (2,981,962)    (2,981,962)
                                            ---------  ---------  -----------  ----------- ------------  -----------    -----------

Balance, December 31, 2000                  3,239,176  4,477,600  $    32,392  $    44,776 $  2,909,944  $(7,401,726)   $(4,414,614)
                                            =========  =========  ===========  =========== ============  ===========    ===========

                    Cyberfast Systems, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                   2000             1999
                                                                   ----             ----
Cash Flows from Operating Activities:
    Net loss                                                     $(2,981,962)    $(3,780,897)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Cumulative effect of change in accounting principle        (317,000)              -
         Depreciation                                                 62,597          90,094
         Stock-based compensation                                    822,000       2,210,410
         Interest accrued on notes payable                           158,786          78,540
         (Increase) decrease in other assets                          (8,521)          3,027
         Changes in operating assets and liabilities:
         Increase (decrease) in:
            Accounts payable and accrued expenses:
              Stockholder compensation                               501,940         528,846
              Other                                                  438,789          32,804
            Income taxes payable                                           -        (109,000)
                                                                 -----------     -----------
                 Net cash used in operating activities            (1,323,371)       (946,176)
                                                                 -----------     -----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                               (45,802)       (347,233)
    (Advances to) repayments from officers/directors and others        5,000         (15,000)
                                                                 -----------     -----------
                 Net cash used in investing activities               (40,802)       (362,233)
                                                                 -----------     -----------
Cash Flows from Financing Activities:
    Proceeds from notes payable                                    1,500,000               -
    Loans from stockholders                                          190,261       1,275,861
    Repayment of loans from stockholders                            (300,000)              -
    Bank overdraft                                                   (22,566)         22,566
                                                                 -----------     -----------
                 Net cash provided by financing activities         1,367,695       1,298,427
                                                                 -----------     -----------
Net Increase (Decrease) in Cash
                                                                       3,522          (9,982)

Cash, Beginning
                                                                           -           9,982
                                                                 -----------     -----------

Cash, Ending                                                     $     3,522     $         -
                                                                 ===========     ===========

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

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Recent Accounting Pronouncements (Continued)

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

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

        A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                                    2000              1999
                                                                    ----              ----
        Tax provision at the statutory rate of 34%              $(1,014,000)      $(1,296,000)
        State income taxes, net of federal income tax               (89,000)         (114,000)
        Benefit of net operating loss carryback                           -          (224,000)
        Stock based compensation                                    187,000           370,000
        Change in valuation allowance                               822,000           991,000
        Other                                                        94,000            49,000
                                                                -----------       -----------
                                                                $         -       $  (224,000)
                                                                ===========       ===========

        The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2000 are as follows:

        Benefit of net operating loss carry forward               $  1,134,000
        Accruals for compensation and other losses                     161,000
        Stock and options issued for compensation                      518,000
        Less valuation allowance                                    (1,813,000)
                                                                  ------------
           Net deferred tax asset                                 $          -
                                                                  ============

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

       Due to the fact that the options were issued in conjunction with the placement of equity securities, the accounting treatment was to increase and decrease additional paid-in capital for the fair value of the options at the date of grant, $103,000.

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

                                                     2000             1999
                                                     ----             ----
       Net Loss:
          As reported                             $(2,981,962)     $(3,780,897)
          Pro forma                                (6,206,207)      (7,337,397)

       Basic Net Loss Per Share:
          As reported                             $     (0.43)     $     (0.61)
          Pro forma                                     (0.90)           (1.19)

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

       A summary of the status of options as of December 31, 2000 and changes during the period ended on that date are presented below:

                                                                            Weighted
                                                                 Number     Average         Expiration
                                                               of Shares     Price             Date
                                                               ---------     -----             ----
            Balance, December 31, 1998                                -      $    -             -
            Year Ended December 31, 1999:
               Granted                                        2,723,000)       3.63        November 2004
               Exercised                                              -                   to December 2009
               Expired                                         (250,000        5.00
                                                             ----------
            Balance, December 31, 1999                        2,473,000        3.63        November 2004
                                                                                          to December 2009

            Year Ended December 31, 2000:
               Granted                                          713,000*       3.27
               Exercised                                              -
               Expired                                         (225,000)*      3.62
                                                             ----------
            Balance, December 31, 2000                        2,961,000        3.44        November 2004
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

                   Cyberfast Systems, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9. STOCK-BASED COMPENSATION (Continued)

     Stock Options (Continued)

       The following table summarizes information about outstanding options at December 31, 2000:

                   Options Outstanding                                       Options Exercisable
       --------------------------------------------------       ---------------------------------------------
                              Number           Weighted                            Number         Weighted
                           Outstanding          Average             Range       Exercisable       Average
         Range of               at             Remaining             of              at          Remaining
         Exercise          December 31,       Contractual         Exercise      December 31,    Contractual
          Prices               2000              Life               Price           2000           Life
          ------               ----              ----               -----           ----           ----
       $1.00 - $7.00        2,961,000           8 years         $1.00 - $7.00     2,296,000       8 years
       =============        =========           =======         =============     =========       =======

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