Form 10KSB/A
period 2000-12-31
CYBERFAST SYSTEMS INC
filed 2001-10-24
CIK 1093838

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-KSB/A No. 2

         (Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 or


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF _________ TO
          _________.

         Commission File Number:  000-27263


                             Cyberfast Systems, Inc.
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

                      Class A Common Stock, $0.01 Par Value
                                (Title of Class)

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

     13) Control by Management.

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

     The Company was involved in an arbitration with a former employee, Alan Goldstein, who alleged termination of his employment agreement without cause. In December 2000, the Company approved a Settlement Agreement reached before the American Arbitration Association pursuant to which the Company is required to pay $37,500 to Mr. Goldstein within sixty days and to grant Mr. Goldstein an option for 40,000 shares of the Company's common stock at a strike price of $1.00 per share. To date, the Company has granted Mr. Goldstein 40,000 options at a strike price of $1.00 per share and has paid Mr. Goldstein $20,000 under the Settlement Agreement. On July 13, 2001, Mr. Goldstein filed a breach of contract claim against the Company for an additional $30,000 in the Circuit Court of the 15th Judicial Circuit in and for Palm Beach County, Florida.

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

                  Edward Stackpole
                  Itir Stackpole
                  Bert Perez

     The tabulation with respect to each nominee was as follows:

                                                                  % of                                   % of
                                                                 Shares             Withhold            Shares
                                           For                 Represented          Authority         Represented
                                           ---                 -----------          ---------         -----------

Edward Stackpole                      5,198,440                 67.51%             82,614                1.07%
Itir Stackpole                        5,198,410                 67.49%             82,614                1.07%
N. Bruce Walko                          961,279                 12.48%             82,614                1.07%
M. Dowell Stackpole                     887,410                 11.52%             82,614                1.07%
Bert Perez                            5,197,410                 67.49%             82,614                1.07%
Gerard Werner                           961,279                 12.48%             82,614                1.07%


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

                                 Class of Securities                                 Amount of            Securities
Shareholder                            Received            Date Sold               Consideration              Sold
-----------                            --------            ---------               -------------              ----

M. Dowell Stackpole              Class A Common Stock     01/01/1999       Inducement to join board of     58,000(1)
                                                                           directors

Douglas Blackwell                Class A Common Stock     01/06/1999       $50,000 in investor            7,500(1)(2)
                                                                           relations/public relations
                                                                           services rendered

Advantage Marketing and          Class A Common Stock     04/05/1999       Promissory Note                 50,000(1)
Capital, Inc.

European Network Group           Class A Common Stock      04/07/199       Fee                             20,000(1)
Society

Alan T. Goldstein                Class A Common Stock     06/01/1999       Signing bonus pursuant to an    10,000(1)
                                                                           employment agreement with
                                                                           the Company

Bert Perez                       Class A Common Stock     06/01/1999       Signing bonus pursuant to an    10,000(1)
                                                                           agreement with the Company

Boru Enterprises, Inc.           Class A Common Stock     08/13/1999       $500,000 in services            75,000(1)
                                                                           rendered in identifying and
                                                                           advising the Company about
                                                                           stock shorts

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


                        Name                            Global Shares       Cyberfast Class A Shares
                        ----                            -------------       ------------------------

William Wollrab                                          1,766,102                  25,988

Ken Greenberg a/c/f Stephanie Greenberg                    200,000                   2,943

Chatfield Capital Corp.                                    100,000                   1,471

Green Capital, LLC                                       4,950,000                  72,839

Ken Greenberg a/c/f Annette Greenberg                       70,000                   1,030

Sissel Greenberg                                            70,000                   1,030

Dylan Linglebach                                            10,000                     147

Chris and Ira Snare                                        100,000                   1,471

Keith Galanti                                            2,500,000                  36,788

Arnold Greenberg                                           434,640                   6,396

Fiserv Correspondent Services, Inc. Cust. f/b/o            500,000                   7,358
Bernard O'Donnell IRA

Michael L. Rose                                            400,000                   5,886

Zenith Holdings, Ltd.                                      250,000                   3,679

Gerard Werner                                              100,000                   1,471

N. Bruce Walko                                             500,000                   7,358

Lee McKnight                                                46,936                     691

Patrick Kelly                                               93,872                   1,381

Stan Borin                                                  46,936                     691

William Lehr                                                46,936                     691

Jahangir Boroumand                                          46,936                     691
                                                        ----------              ----------

Total Shares                                            12,232,358                 180,000
                                                        ==========              ==========


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

     The following discussion of the financial condition and results of operation for the Company should be read together with the financial statements and related notes included in another part of this registration statement. The financial statements for the years ended December 31, 1999 and 2000 are audited.

Results Of Operations

Years Ended December 31, 1999 and 2000

     For the year ended December 31, 2000, revenues were $0.193 million compared to $0.436 million in the comparable prior period ended December 31, 1999. This decrease in revenue of $0.243 million represented a 55.73% decline from the comparable prior period ended December 31, 1999. The percentage change between the periods was solely attributed to lack of capacity on the circuits available to the Company. This decline in revenues occurred because the Company had fewer circuits up and operating and for this reason, the Company did not have circuit capacity to sell. Accordingly, the Company did not generate revenues during the fourth quarter of 2000.

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

     General and administrative expenses increased 45.8% from $1.554 million during the period ended December 31, 1999 to $2.265 million in the comparable subsequent period ended December 31, 2000. This increase was the result of the Company's actions in hiring outside consultants ($0.155 million) in connection with the investment agreement with FATA (see Note 7) and moving into larger facilities ($0.026 million). The Company incurred the moving expenses in anticipation of an expansion of its operations. Such expansion did not occur.

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

         The Cyberfast management team is very aware of its need for additional operating capital to finance it expansion. The Company hopes to acquire the needed capital from three sources:

o From operations. The Company began generating revenues during the second quarter of 2001 from India. The Company expects to generate revenues from Kenya and Peru in the third quarter. Cyberfast management team has purposely kept expenses at a minimum so as to get the Company into a position where it can sustain itself from operating revenue.

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

     The following table sets forth names and ages of all executive officers and directors of the Company:


Name                                 Age      Position                                              Director Since
----                                 ---      --------                                              --------------

Edward J. Stackpole                  56       Co-Chair of the Board of Directors, Chief                 11/98
                                              Executive Officer

Itir Stackpole                       45       Co-Chair of the Board of Directors, Vice                  11/98
                                              President

N. Bruce Walko                       60       President, Director                                      11/99(1)

M. Dowell Stackpole                  45       Director                                                 11/98(3)

Bert Perez                           36       Chief Technical Officer, Director                         12/99

William Wollrab                      43       Vice President, Business Development, Director           11/99(2)
Gerard Werner                        28       Secretary, Director                                      11/99(3)

Gianni Ciamaroni                     56       Director                                                 08/00(3)

(1)  Mr. Walko resigned as President on April 12, 2001.

(2)  Mr. Wollrab resigned in August 2000.

(3) Mr. Ciamaroni was not nominated for re-election as a director, and Messrs. Stackpole and Werner were not re-elected as directors at the Company's annual shareholders' meeting held June 12, 2001.

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


                                                    SUMMARY COMPENSATION TABLE

                  FISCAL YEAR COMPENSATION                                                 LONG TERM COMPENSATION

                                                                                Awards                                 Payouts
                                                                                ------                                 -------

                                                                                             Restricted
                                                                                               Shares
                                                                Other        Securities          or                    All other
                                                                Annual          under        Restricted     LTIP        Compen-
         Name and                       Salary       Bonus      Compen-      Option/SARs       Share       Payouts      sation
    Principal Position        Year        ($)         ($)       sation         Granted         Units         ($)          ($)
    ------------------        ----        ---         ---                      -------         -----         ---          ---

Edward J. Stackpole/          2000      300,000        0       28,800(1)       275,000           0            0            0
Co-Chair and CEO              1999      300,000        0       28,800(1)       250,000           0            0            0
                              1998      262,882        0       2,400(1)           0              0            0      1,370,459(2)

Itir Stackpole/               2000      250,000        0           0           275,000           0            0            0
Co-and Vice President         1999      250,000        0           0           250,000           0            0            0
                              1998      262,882        0           0              0              0            0      1,370,459(2)

Bert Perez                    2000      100,000        0       14,400(1)       150,000           0            0            0
Chief Technical Officer       1999      58,333         0       8,400(1)        100,000         10,000         0            0
                              1998        N/A         N/A         N/A            N/A            N/A          N/A          N/A

Bruce Walko                   2000      105,638        0           0           150,000           0            0            0
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

Aggregated Option/SAR Exercised in Last Fiscal Year and FY-End Option/SAR Values

                                                                             Number of
                                                                             Securities
                                                                            Underlying                Value of
                                                                            Unexercised             Unexercised
                                                                          Options/SARs at         Options/SARs at
                                                                             FY -End (#)             FY-End ($)

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

                                                                                    Total of        Percent of Voting
Name and                 Number of     Percent of    Number of      Percent of     Class A and            Power
Address of               Class A        Class A       Class B        Class B         Class B            Combined
Beneficial Owner          Shares         Shares        Shares         Shares          Shares             Classes
----------------          ------         ------        ------         ------          ------             -------

Edward J. and Itir      1,569,394(1)      34.20%       3,507,400       78.33%      5,076,794(1)         73.62%(1)
Stackpole

N. Bruce Walko            357,358(2)       9.96%          -0-            -0-         357,358(2)          0.74%(2)

M. Dowell Stackpole       208,000(3)       6.14%          -0-            -0-         208,000(3)          0.43%(3)

Gerard Werner             151,471(4)       4.47%          -0-            -0-         151,471(4)          0.31%(4)

Bert Perez                360,000(5)      10.03%          -0-            -0-         360,000(5)          0.74%(5)

William Wollrab           300,988(6)       8.56%          -0-            -0-         300,988%(6)         0.62%(6)

Gianni Ciamaroni          162,500(7)       4.78%          -0-            -0-         162,500(7)          0.34%(7)

All officers and        3,109,711(8)      51.60%       3,507,400        78.33%      6,617,111(8)        75.16%(8)
directors as a group
(7 persons)

Oguz Stackpole            121,100          3.73%         965,200        21.56%      1,086,300          20.35%

The FATA Group Sp.A.    1,466,276         45.27%          -0-            -0-        1,466,276           3.05%
(9)

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


                                CYBERFAST SYSTEMS, INC.



Dated:  August 13, 2001         By: /s/ Edward J. Stackpole
                                   ------------------------
                                   Edward J. Stackpole, Chief Executive Officer
                                   and Co-Chair of the Board


Dated:  August 13, 2001        By: /s/ Itir Stackpole
                                   ------------------
                                   Itir Stackpole, Chief Financial Officer, Vice President and Co-Chair of the Board


Dated:  August 13, 2001        By: /s/ Bert Perez
                                   --------------
                                   Bert Perez, Chief Technical Officer, Director



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



                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


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




                                     ASSETS
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

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
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



                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                         Common Stock
                                                                         ------------
                                                               Shares                       Amount
                                                               ------                       ------
                                                       Class A        Class B        Class A      Class B
                                                       -------        -------        -------      -------

Balance, December 31, 1998                             1,459,950     4,540,050    $    14,600   $    45,400

Year ended December 31, 1999:
     Issuance of common stock for services               250,500          --            2,505     1,397,995
     Options granted for services                           --            --             --            --
     Net loss                                               --            --             --            --
                                                     -----------   -----------    -----------   -----------

Balance, December 31, 1999                             1,710,450     4,540,050         17,105        45,400

Year ended December 31, 2000:
     Options granted for services                           --            --             --            --
     Issuance of common stock in connection
              ith obligation subject to put option          --
             w                                         1,466,276          --           14,663          --
     Effect of accounting change relating to
             options granted to directors                   --            --             --            --
      xchange of shares                                     --
     E                                                    62,450       (62,450)           624          (624)
     Net loss                                               --            --             --            --
                                                     -----------   -----------    -----------   -----------

Balance, December 31, 2000                             3,239,176     4,477,600    $    32,392   $    44,776
                                                     ===========   ===========    ===========   ===========


                                                       Additional
                                                         Paid-In
                                                         Capital        Deficit          Total
                                                         -------        -------          -----

Balance, December 31, 1998                           $   211,702    $  (638,867)   $  (367,165)

Year ended December 31, 1999:
     Issuance of common stock for services                  --        1,400,500
     Options granted for services                        809,910           --          809,910
     Net loss                                               --       (3,780,897)    (3,780,897)
                                                     -----------    -----------    -----------

Balance, December 31, 1999                             2,419,607     (4,419,764)    (1,937,652)

Year ended December 31, 2000:
     Options granted for services                        822,000           --          822,000
     Issuance of common stock in connection
              ith obligation subject to put option
             w                                           (14,663)          --
     Effect of accounting change relating to
             options granted to directors               (317,000)          --         (317,000)
      xchange of shares
     E                                                      --             --
     Net loss                                               --       (2,981,962)    (2,981,962)
                                                     -----------    -----------    -----------

Balance, December 31, 2000                           $ 2,909,944    $(7,401,726)   $(4,414,614)
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

     A reconciliation of income tax computed at the statutory federal rate to income tax expense (benefit) is as follows:

                                                                                        Year Ended December 31,
                                                                                         2000             1999
                                                                                         ----             ----
          Tax provision at the statutory rate of 34%                                 $(1,014,000)      $(1,296,000)
          State income taxes, net of federal income tax                                  (89,000)         (114,000)
          Benefit of net operating loss carryback                                              -          (224,000)
          Stock based compensation                                                       187,000           370,000
          Change in valuation allowance                                                  822,000           991,000
          Other                                                                           94,000            49,000
                                                                                    ------------     -------------
                                                                                   $          --     $   (224,000)
                                                                                    ============     =============

     The net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets as of December 31, 2000 are as follows:

          Benefit of net operating loss carry forward     $1,134,000
          Accruals for compensation and other losses         161,000
          Stock and options issued for compensation          518,000
          Less valuation allowance                        (1,813,000)
                                                           ---------
             Net deferred tax asset                       $       --
                                                          ==========

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

     Minimum future lease payments on these leases are as follows:

              Year ending December 31:
                 2001                      $462,000
                 2002                       281,000
                 2003                       119,000
                 2004                        55,000
                                           --------
                    Total                  $917,000
                                            =======

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

     In connection with the investment agreement discussed in Note 3, the Company paid $155,000 in commissions (included in general and administrative expenses) to J W Genesis and granted 175,000 options to the placement agent. These options were to have expired when the purchaser notified the Company of its intention to exercise the put option.

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

                                                  2000            1999
                                                  ----            ----
           Net Loss:
              As reported                     $(2,981,962)    $(3,780,897)
              Pro forma                        (6,206,207)     (7,337,397)

           Basic Net Loss Per Share:
              As reported                          $(0.43)         $(0.61)
              Pro forma                             (0.90)          (1.19)

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

     A summary of the status of options as of December 31, 2000 and changes during the period ended on that date are presented below:

                                                                                     Weighted
                                                                       Number        Average         Expiration
                                                                     of Shares        Price             Date
                                                                     ---------        -----             ----

             Balance, December 31, 1998                                     -       $     -               -
             Year Ended December 31, 1999:
                Granted                                             2,723,000          3.63         November 2004
                Exercised                                                   -                     to December 2009
                Expired                                              (250,000)         5.00
                                                                   ----------
             Balance, December 31, 1999                             2,473,000          3.63         November 2004
                                                                                                  to December 2009

             Year Ended December 31, 2000:
                Granted                                               713,000*         3.27
                Exercised                                                   -
                Expired                                              (225,000)*        3.62
                                                                   ----------
             Balance, December 31, 2000                             2,961,000          3.44         November 2004
                                                                    =========
                                                                                                  to December 2009

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