Form 10QSB/A
period 2001-03-31
CYBERFAST SYSTEMS INC
filed 2001-10-24
CIK 1093838

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
                                 Amendment No. 1

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


                 777 Yamato Road, Suite 105, Boca Raton FL 33431
                    (Address of principal executive offices)

                                 (561) 995-6255
                           (Issuer's telephone number)

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

Condensed Consolidated Balance Sheets March 31, 2001 (Unaudited) and December 31, 2000            F-2

Condensed Consolidated Statements of Operations three months ended March 31, 2001 and             F-3
2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows three months ended March 31, 2001 and             F-4
2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements                                           F-5 - F-7


                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        March 31,   December 31,
                                          ASSETS                           2001          2000
                                          ------                           ----          ----
                                                                       (Unaudited)
Current Assets:
    Cash                                                             $      --      $     3,522
    Advances to officers/directors and others                             10,000         10,000
                                                                     -----------    -----------
      Total current assets                                                10,000         13,522


Property and Equipment, Net of Accumulated Depreciation
    of $170,340 and $154,690                                             360,931        341,581

Deposits                                                                   8,521          8,521
                                                                     -----------    -----------
                                                                     $   379,452    $   363,624
                                                                     ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable and accrued expenses:
      Stockholder compensation                                       $ 1,099,266    $ 1,030,766
      Other                                                              676,568        665,076
    Majority stockholder/officer/director/loan, including interest     3,292,906      2,931,396
    Income taxes payable                                                 151,000        151,000
    Bank overdraft                                                         3,295           --
                                                                     -----------    -----------
      Total current  liabilities                                       5,223,035      4,778,238
                                                                     -----------    -----------


Commitments, Contingencies, Other Matters and Subsequent Event              --             --

Stockholders' Deficiency:
    Preferred stock, $100 par value; 5,000,000
      shares authorized; 0 shares issued
    Common stock
      Class A, $.01 par value; 40,250,000 shares authorized;
          3,239,176 shares issued and outstanding                         32,392         32,392
      Class B, $.01 par value; 4,750,000 shares authorized;
          4,477,600 shares issued and outstanding                         44,776         44,776
    Additional paid-in capital                                         3,053,444      2,909,944
    Deficit                                                           (7,974,195)    (7,401,726)
                                                                     -----------    -----------
                                                                      (4,843,583)    (4,414,614)
                                                                     -----------    -----------
                                                                     $   379,452    $   363,624
                                                                     ===========    ===========



                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Three Months Ended
                                                              March 31,
                                                          2001          2000
                                                          ----          ----
                                                      (Unaudited)    (Unaudited)
Revenues:
    Data communications services                     $    33,272    $   135,035

Cost of Sales                                            127,037        278,182
                                                         -------        -------

Gross Margin                                             (93,765)      (143,147)
                                                         -------       --------

Other Operating Expenses:
    General and administrative                           287,703        330,078
    Common stock and options issued for services         137,500        407,260
                                                         -------        -------

         Total expenses                                  425,203        737,338
                                                         -------        -------

Income (Loss) from Operations                           (518,968)      (880,485)
                                                        --------       --------

Other Income (Expense):
    Interest expense, stockholder                        (53,500)       (36,000)
                                                         -------        -------

Income (Loss) before Income Taxes                       (572,468)      (916,485)
Income Tax (Expense) Benefit
                                                              --             --
                                                         -------        -------
Net Income (Loss)                                    $  (572,468)   $  (916,485)
                                                     ===========    ===========


Net Income (Loss) Per Common Share -
    Basic and Diluted                                $     (0.07)   $     (0.15)
                                                     ===========    ===========

Weighted Average Number of Common
    Shares Outstanding                                 7,716,776      6,250,500
                                                       =========      =========




                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        Three Months Ended
                                                                            March 31,
                                                                        2001          2000
                                                                        ----          ----
                                                                    (Unaudited)    (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                          $(572,468)   $(916,485)
    Adjustments to reconcile net loss to net cash and
      cash equivalents used in operating activities:
         Depreciation                                                    15,649       31,551
         Stock-based compensation                                       137,500      407,260
         Interest on stockholder loans                                   31,000       36,000
         Changes in operating assets and liabilities:
         Increase in deposits
                                                                           --         (8,521)
         Increase (decrease) in:
           Accounts payable and accrued expenses                        144,272      364,741
                                                                        -------      -------
                Net cash used in operating activities                  (244,047)     (85,454)
                                                                       --------      -------


Cash Flows from Investing Activities:
    Purchase of property and equipment                                  (35,000)        --
    (Advances to) repayments from  officers/directors and others
                                                                           --          5,000
                                                                        -------        -----
                Net cash provided by (used in) investing activities     (35,000)       5,000
                                                                        -------        -----

Cash Flows from Financing Activities:
    Bank overdraft                                                        3,295      (22,566)
    Loans from stockholders                                             272,230      106,686
                                                                        -------      -------

                Net cash provided by (used in) financing activities     275,525       84,120
                                                                        -------       ------

Net Increase in Cash and Cash Equivalents                                (3,522)          --
                                                                             --        3,666
                                                                         -------       -----
Cash and Cash Equivalents, Beginning                                      3,522          --
                                                                         =======       ======
Cash and Cash Equivalents, Ending                                     $    --      $   3,666
                                                                      ==========   =========
Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                            $    --      $    --
                                                                      ==========   =========


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

     Certain amounts in the December 2000 presentation have been reclassified to conform to the March 2001 presentation.

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


Item 2. Management's Discussion and Analysis and Plan of Operation

Three Month Periods Ended March 31, 2000 And 2001

Table 1 - Percentage Analysis of Quarterly Results of Operations

=========================================================================================================
                                                                                   Percentage Change
                                                  Quarter Ended
                                        March 31, 2001      March 31, 2000     Between Periods (Decrease)
                                        --------------      --------------     --------------------------
Revenues                                     100.0%             100.0%                  (75.4%)
---------------------------------------------------------------------------------------------------------
Expenses
---------------------------------------------------------------------------------------------------------
 COGS                                        381.8%             206.0%                  (54.3%)
---------------------------------------------------------------------------------------------------------
 Gross Margin                                   N/A                N/A                  (34.5%)
---------------------------------------------------------------------------------------------------------
 General & Administrative                    864.7%             244.4%                  (12.8%)
---------------------------------------------------------------------------------------------------------
 Common Stock                                413.3%             301.6%                  (66.2%)
---------------------------------------------------------------------------------------------------------
Total Op. Expenses                          1278.0%             546.0%                  (42.3%)
---------------------------------------------------------------------------------------------------------
Income (Loss) from ops.                         N/A                N/A                  (41.1%)
---------------------------------------------------------------------------------------------------------
 Int. Expense, stockholder                   160.8%              26.7%                   48.6%
---------------------------------------------------------------------------------------------------------
Income (Loss) before tax                        N/A                N/A                  (37.5%)
---------------------------------------------------------------------------------------------------------
Income Tax Benefit                                -                  -                     N/A
---------------------------------------------------------------------------------------------------------
Net Income (Loss)                               N/A                N/A                  (37.5%)
---------------------------------------------------------------------------------------------------------
Net Income (Loss)/share                     ($0.07)            ($0.15)                  (49.4%)
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

Plan of Operations

     Company management does not expect to continue relying on shareholder loans to finance the working capital deficit. Potential new equity subscriptions and the start-up of new POPs currently under contract should provide sources of working capital sufficient to restore working capital surpluses. Amounts due majority shareholder/officer/director loans increased to $3.293 million at March 31, 2001 from $2.931 million as of December 31, 2000. The bridge loan of $0.300 million provided to the Company in June 2000 by FATA Group Sp.A. ("FATA") was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. The $1.5 million received in August 2000 was part of this total investment and was subject to a put option exercisable by FATA until November 30, 2000. The company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

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

(a)      Exhibits


3.1      Articles of Incorporation, as amended.(1)
3.2      Bylaws.(1)

(1) Incorporated by reference from the Company's Registration Statement on Form 10-SB, as amended.


(b)      Reports on Form 8-K

         None.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CYBERFAST SYSTEMS, INC.



Dated:  May 18, 2001                By: /s/ Edward J. Stackpole
                                        -----------------------
                                        Edward J. Stackpole, Chief Executive
                                        Officer And Co-Chairman of the Board



Dated:  May 18, 2001                By: /s/ Itir Stackpole
                                       ------------------
                                        Itir Stackpole, Principal Financial
                                        or Chief Accounting Officer