Form 10QSB
period 2001-06-30
CYBERFAST SYSTEMS INC
filed 2001-10-25
CIK 1093838

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from --------- to ----------

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 3,239,176 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

INDEX TO FINANCIAL STATEMENTS                                                                    PAGE
-----------------------------                                                                    ----

Condensed Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000             F-2

Condensed Consolidated Statements of Operations six and three months ended June 30, 2001          F-3
and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows six months ended June 30, 2001 and 2000           F-4
(Unaudited)

Notes to Condensed Consolidated Financial Statements                                              F-5


                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         June 30,      December 31,
                                          ASSETS                           2001            2000
                                          ------                           ----            ----
                                                                       (Unaudited)
Current Assets:
    Cash                                                             $      --      $     3,522
    Advances to officers/directors and others                             10,000         10,000
                                                                          ------         ------
      Total current assets                                                10,000         13,522

Property and Equipment, net of accumulated depreciation
    of $185,989 and $154,690                                             345,281        341,581

Deposits                                                                   8,521          8,521
                                                                     -----------    -----------
                                                                     $   363,802    $   363,624
                                                                     ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                         ----------------------------------------

Current Liabilities:
    Accounts payable and accrued expenses:
      Stockholder compensation                                       $ 1,215,612    $ 1,030,766
      Other                                                              695,644        665,076
    Majority stockholder/officer/director/loan, including interest     3,374,206
                                                                                      2,931,396
    Income taxes payable                                                 151,000
                                                                                        151,000
    Bank overdraft                                                        39,893           --
                                                                     -----------    -----------
      Total current liabilities                                        5,476,355      4,778,238
                                                                     ===========    ===========

Commitments, Contingencies, Other Matters and Subsequent Event             --              --

Stockholders' Deficiency:
    Preferred stock, $100 par value; 5,000,000
      shares authorized; 0 shares issued
    Common stock
      Class A, $.01 par value; 40,250,000 shares authorized;
          3,239,176 shares issued and outstanding                         32,392         32,392
      Class B, $.01 par value; 4,750,000 shares authorized;
          4,477,600 shares issued and outstanding                         44,776         44,776
    Additional paid-in capital                                         3,184,944      2,909,944
    Deficit                                                           (8,374,665)    (7,401,726)
                                                                     -----------    -----------
                                                                      (5,112,553)    (4,414,614)
                                                                     -----------    -----------
                                                                     $   363,802    $   363,624
                                                                     ===========    ===========

See Notes to Consolidated Financial Statements.



                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         Six Months Ended             Three Months Ended
                                                              June 30                      June 30,
                                                              -------                      --------
                                                        2001            2000           2001          2000
                                                        ----            ----           ----          ----
                                                    (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Revenues:
    Data communications services                   $    69,255    $   143,250    $    35,983    $     8,214

Cost of Sales                                          159,449        430,226         32,413        152,045
                                                       -------        -------         ------        -------

Gross Margin                                           (90,194)      (286,976)         3,570       (143,831)
                                                       -------        -------         ------        -------
Other Operating Expenses:
    General and administrative                         500,144        704,244        212,440        374,165
    Common stock and options issued for services       275,000        814,760        137,500        407,500
                                                       -------        -------         ------        -------
         Total expenses                                775,144      1,519,004        349,940        781,665
                                                       -------      ---------         ------        -------

(Loss) from Operations                                (865,338)    (1,805,980)      (346,370)      (925,496)
                                                      --------     ----------       --------       --------


Other  (Expense):
    Interest expense, stockholder                     (107,600)       (71,000)       (54,100)       (35,000)
                                                      --------        -------        -------        -------


(Loss) before Income Taxes                            (972,938)    (1,876,980)      (400,470)      (960,496)
Income Tax (Expense) Benefit                              --             --             --             --

                                                   -----------    -----------    -----------    -----------
Net  (Loss)                                        $  (972,938)   $(1,876,980)   $  (400,470)   $  (960,496)
                                                   -----------    -----------    -----------    -----------

Net  (Loss) Per Common Share -
    Basic and Diluted                              $     (0.13)   $     (0.30)   $     (0.05)   $     (0.15)
                                                   ===========    ===========    ===========    ===========


Weighted Average Number of Common
    Shares Outstanding                               7,716,776      6,250,500      7,716,776      6,250,500
                                                     =========      =========      =========      =========

See Notes to Consolidated Financial Statements.



                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Six Months Ended
                                                                                June 30,
                                                                           2001           2000
                                                                           ----           ----
                                                                       (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                          $  (972,938)   $(1,876,980)
    Adjustments to reconcile net loss to net cash and
      cash equivalents used in operating activities:
         Depreciation                                                      31,298         65,562
         Stock-based compensation                                         275,000        814,760
         Interest on stockholder loans                                     85,100         71,000
         Changes in operating assets and liabilities:
         (Increase) decrease in:
              Other                                                                       (8,521)
         Increase (decrease) in:
           Accounts payable and accrued expenses                          279,695        599,032
                                                                          -------        -------
                Net cash used in operating activities                    (301,845)      (335,147)
                                                                         --------       --------

Cash Flows from Investing Activities:
    Purchase of property and equipment                                    (35,000)        (5,756)
    (Advances to) repayments from  officers/directors and others             --            5,000
                                                                           ------          -----
                Net cash provided by (used in) investing activities       (35,000)          (756)
                                                                           ------         ------
Cash Flows from Financing Activities:
    Bank overdraft                                                         39,893        (22,566)
    Proceeds from note payable                                                           299,980
    Loans from stockholders                                               293,430         63,081
                                                                          -------         ------
                Net cash provided by (used in) financing activities       333,323        340,495
                                                                          -------        -------

Net Increase in Cash and Cash Equivalents                                  (3,522)         4,592

Cash and Cash Equivalents, Beginning                                        3,522           --
                                                                            -----          -----

Cash and Cash Equivalents, Ending                                     $      --      $     4,592
                                                                            =====          =====

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                            $      --      $      --
                                                                            =====          =====



NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                              Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     Certain amounts in the December 2000 presentation have been reclassified to conform to the June 2001 presentation.

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

     Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. Compensation expense of $275,00 and $137,500 has been recognized in these consolidated financial statements for the six and three months ended June 30, 2001 relating to these vesting of options previously granted to employees.

     The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company did not grant any options to non-employees during the quarter ended June 30, 2001.



Item 2. Management's Discussion and Analysis and Plan of Operation

Six Months  Ended June 30, 2001 And 2000

     Revenues decreased 52% from $143,250 for the six months ended June 30, 2000 to $69,255 for the six months ended June 30, 2001. This decrease was the result of continued regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations. The resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until late 2001 or 2002.

     Cost of goods sold decreased 63% from $430,226 for the six months ended June 30, 2000 to $159,449 for the six months ended June 30, 2001. This decrease was the result of the Company reducing costs that are associated with the start up of POPs, including leased line costs and other pre-operation costs. Accordingly, the gross margin deficit decreased 69% from a deficit of $286,976 for the six months ended June 30, 2000 to a deficit of $90,194 for the six months ended June 30, 2001. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs in connection with the start-up of POPs.

     General and administrative expenses decreased 29% from $704,244 for the six months ended June 30, 2000 to $500,144 for the six months ended June 30, 2001. These general and administrative expenses primarily represent the Company's minimum levels of staffing and operating expenses needed for the anticipated start-up of revenue generating POPs.

     The Company incurred expense of $275,000 for the six months ended June 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the six months ended June 30, 2000, the Company incurred $814,760 of such expenses.

     Total operating expenses decreased 49% from $1,519,004 for the six months ended June 30, 2000 to $775,144 for the six months ended June 30, 2001. The loss from operations decreased 52% from $1,805,980 for the six months ended June 30, 2000 to $865,338 for the six months ended June 30, 2001. The decrease in the loss from operations was the result of the lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start up of revenue generating POPs.

     Interest expense, stockholder increased from $71,000 for the six months ended June 30, 2000 to $107,600 for the six months ended June 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 48% from $1,876,980 for the six months ended June 30, 2000 to $972,938 for the six months ended June 30, 2001.

     Accordingly, net loss per share of the Company's common stock decreased from $0.30 for the six months ended June 30, 2000 to $0.13 for the six months ended June 30, 2001.

         Three Months Ended June 30, 2001 and 2000

     Revenues increased from $8,214 for the three months ended June 30, 2000 to $35,983 for the three months ended June 30, 2001. The Company continued to experience regulatory issues and internal financial constraints that have delayed the start up of POP operations in several locations. The resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until late 2001 or 2002.

     Costs of goods sold decreased 79% from $152,045 for the three months ended June 30, 2000 to $32,413 for the three months ended June 30, 2001. This decrease was the result of the Company reducing costs associated with the start up of POPs, including leased line costs and other pre-operation costs. The gross margin deficit decreased from a deficit of $143,831 for the three months ended June 30, 2000 to a margin of $3,570 for the three months ended June 30, 2001. Cost of sales include line costs, depreciation and installation and maintenance expenses that the Company normally incurs in connection with the start up of POPs.

     General and administrative expenses decreased 43% from $374,165 for the three months ended June 30, 2000 to $212,440 for the three months ended June 30, 2001. These expenses primarily represent the Company's minimum levels of staffing and operations needed for the anticipated start up of revenue generating POPs.

     The Company incurred expense of $137,500 for the three months ended June 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the three months ended June 30, 2000, the Company incurred $407,500 of such expenses.

     Total operating expenses decreased 55% from $781,665 for the three months ended June 30, 2000 to $349,940 for the three months ended June 30, 2001. The loss from operations decreased 63% from $925,496 for the three months ended June 30, 2000 to $346,370 for the three months ended June 30, 2001. The decrease in the loss from operations was the result of lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start of revenue generating POPs.

     Interest expense, stockholder increased from $35,000 for the three months ended June 30, 2000 to $54,100 for the three months ended June 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 58% from $960,496 for the three months ended June 30, 2000 to $400,470 for the three months ended June 30, 2001.

     Accordingly, net loss per common share decreased from $0.15 per share for the three months ended June 30, 2000 to $0.05 for the three months ended June 30, 2001.


         Plan of Operations

         Company management does not expect to continue relying on shareholder loans to finance the working capital deficit. Potential new equity subscriptions and the start-up of new POPs currently under contract should provide sources of working capital sufficient to restore working capital surpluses. Amounts due majority shareholder/officer/director loans increased to $3,374,206 on June 30, 2001 from $2,931,396 at December 31, 2000. The bridge loan of $300,000 provided to the Company in June 2000 by FATA Group Sp.A. ("FATA") was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. The $1.5 million received in August 2000 was part of this total investment and was subject to a put option exercisable by FATA until November 30, 2000. The company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

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

o A Cyberfast review of current services and prices offered by other data service providers to the destination country indicates long-term growth potential.

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


                                           CYBERFAST SYSTEMS, INC.



Dated:  October 22, 2001
                                           By: /s/ Edward J. Stackpole
                                               -----------------------
                                           Edward J. Stackpole, Chief Executive
                                           Officer And Co-Chairman of the Board



Dated:  October 22, 2001                   By: /s/ Itir Stackpole
                                               ------------------
                                           Itir Stackpole, Principal Financial
                                           And  Chief Accounting Officer