Form 10QSB
period 2001-09-30
CYBERFAST SYSTEMS INC
filed 2001-11-21
CIK 1093838

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For the quarterly period ended         September 30, 2001

[ ] TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE  EXCHANGE ACT For the
    transition period from             to

Commission file number                 0-27263


                             Cyberfast Systems, Inc.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                      13-5398600
            -------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


              7825 Fay Avenue, Suite 200, LaJolla, California 92037
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (858) 456-5520
                                 --------------
                           (Issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2001, there were 3,592,117 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)


INDEX TO FINANCIAL STATEMENTS                                                                    PAGE
-----------------------------                                                                    ----

Condensed Consolidated Balance Sheets September 30, 2001                                          F-2
(Unaudited) and December 31, 2000

Condensed Consolidated Statements of Operations nine and three months                             F-3
ended September 30, 2001 and 2000 (Unaudited)

Condensed Consolidated Statements of Cash Flows nine months ended                                 F-4
September 30, 2001 and 2000 (Unaudited)

Notes to Condensed Consolidated Financial Statements                                              F-5


                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              Sept. 30,      December 31,
                                     ASSETS                                                     2001            2000
                                     ------                                                     ----            ----
                                                                                            (Unaudited)
Current Assets:
  Cash                                                                                       $       --       $    3,522
  Advances to officers/directors and others                                                       10,000           10,000
                                                                                               ---------      -----------
    Total current assets                                                                          10,000           13,522

Property and Equipment, net of accumulated depreciation
  of $201,638 and $154,690                                                                       329,633          341,581

Deposits                                                                                           8,521            8,521
                                                                                              ----------       ----------

                                                                                              $  348,154       $  363,624
                                                                                              ==========       ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities:
  Accounts payable and accrued expenses:
    Stockholder compensation                                                                  $1,353,112       $1,030,766
    Other                                                                                        686,296          665,076

  Majority stockholder/officer/director/loan, including interest                               3,417,066        2,931,396
  Income taxes payable                                                                           151,000          151,000
  Bank overdraft                                                                                  42,170               --
                                                                                              ----------       ----------
    Total current liabilities                                                                  5,649,644        4,778,238
                                                                                              ----------       ----------

Commitments, Contingencies, Other Matters and Subsequent Event                                        --               --

Stockholders' Deficiency:
  Preferred stock, $100 par value; 5,000,000
    shares authorized; 0 shares issued
  Common stock
    Class A, $.01 par value; 40,250,000 shares authorized;
      3,592,117 issued and outstanding                                                            35,922           32,392
    Class B, $.01 par value; 4,750,000 shares authorized;
      4,477,600 shares issued and outstanding                                                     44,776           44,776
  Additional paid-in capital                                                                   3,348,914        2,909,944
  Deficit                                                                                     (8,731,102)      (7,401,726)
                                                                                              ----------       ----------
                                                                                              (5,301,940)      (4,414,614)
                                                                                              ----------       ----------
                                                                                              $  348,154       $  363,624
                                                                                              ==========       ==========


See Notes to Consolidated Financial Statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Nine Months Ended            Three Months Ended
                                                                              September 30                 September 30
                                                                       -------------------------    --------------------------
                                                                          2001           2000           2001           2000
                                                                       ----------    -----------    -----------    ------------
                                                                      (Unaudited)    (Unaudited)    (Unaudited)     (Unaudited)
Revenues:
    Data communications services                                      $   111,651    $   192,815    $    42,396    $    49,566

Cost of Sales                                                             163,879        674,305          4,430        244,079
                                                                      -----------    -----------    -----------    -----------

Gross Margin                                                              (52,228)      (481,490)        37,966       (194,513)
                                                                      -----------    -----------    -----------    -----------
Other Operating Expenses:
    General and administrative                                            702,686      1,293,317        202,542        589,076
    Common stock and options issued for services                          412,500      1,387,158        137,500        572,393
                                                                      -----------    -----------    -----------    -----------
         Total expenses                                                 1,115,186      2,680,475        340,042      1,161,469
                                                                      -----------    -----------    -----------    -----------

(Loss) from Operations                                                 (1,167,414)    (3,161,965)      (302,076)    (1,355,982
                                                                      -----------    -----------    -----------    -----------

Other  (Expense):
    Interest expense, stockholder                                        (161,960)      (103,800)       (54,360)       (32,800)
                                                                      -----------    -----------    -----------    -----------

(Loss) before Income Taxes                                             (1,329,374)    (3,265,765)      (356,436)    (1,388,782)
Income Tax (Expense) Benefit                                                   --             --             --             --
                                                                      -----------    -----------    -----------    -----------
Net  (Loss)                                                           $(1,329,374)   $(3,265,765)   $  (356,436)   $(1,388,782)
                                                                      ===========    ===========    ===========    ===========

Net (Loss) Per Common Share -
    Basic and Diluted                                                 $     (0.17)   $     (0.50)   $     (0.04)   $     (0.19)
                                                                      ===========    ===========    ===========    ===========

Weighted Average Number of Common
    Shares Outstanding                                                  7,809,881      6,581,770      7,992,987      7,244,309
                                                                      ===========    ===========    ===========    ===========



See Notes to Consolidated Financial Statements.

                    CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                                  ---------------------------
                                                                                                      2001           2000
                                                                                                  -----------    ------------
                                                                                                  (Unaudited)     (Unaudited)
Cash Flows from Operating Activities:
    Net loss                                                                                      $(1,329,374)   $(3,265,765)
    Adjustments to reconcile net loss to net cash and
      Cash equivalents used in operating activities:
         Depreciation                                                                                  46,948         99,574
         Stock-based compensation                                                                     412,500      1,387,158
         Interest on stockholder loans                                                                139,460        103,800
         Changes in operating assets and liabilities:
         (Increase) decrease in:
           Prepaid expenses and other                                                                      --        (23,521)
         Increase (decrease) in:
           Accounts payable and accrued expenses                                                      407,844        526,284
                                                                                                  -----------    -----------
                Net cash used in operating activities                                                (322,622)    (1,172,470)
                                                                                                  -----------    -----------

Cash Flows from Investing Activities:
    Purchase of property and equipment                                                                (35,000)        (5,756)
    (Advances to) repayments from  officers/directors and others                                           --          5,000
                                                                                                  -----------    -----------
                Net cash provided by (used in) investing activities                                   (35,000)          (756)
                                                                                                  -----------    -----------

Cash Flows from Financing Activities:
    Bank overdraft                                                                                     42,170        (22,566)
    Proceeds from issuance of common stock                                                             30,000             --
    Proceeds from note payable                                                                             --      1,499,980
    Repayments on loans from stockholders                                                             (11,500)      (230,920)
    Loans from stockholders                                                                           293,430             --
                                                                                                  -----------    -----------
                Net cash provided by (used in) financing activities                                   354,100      1,246,494
                                                                                                  -----------    -----------

Net Increase in Cash and Cash Equivalents                                                              (3,522)        73,268

Cash and Cash Equivalents, Beginning                                                                    3,522             --
                                                                                                  -----------    -----------

Cash and Cash Equivalents, Ending                                                                 $        --    $    73,268
                                                                                                  ===========    ===========

Supplemental Disclosure of Cash Flow Information:
    Cash paid for interest                                                                        $        --    $        --
                                                                                                  ===========    ===========


NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

                              Basis of Presentation
                              ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the nine and three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000.

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

     Certain amounts in the December 2000 presentation have been reclassified to conform to the September 2001 presentation.

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

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

                      Net Loss Per Common Share (Continued)
                      -------------------------------------

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

     Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. Compensation expense of $ 412,500 and $137,500 has been recognized in these consolidated financial statements for the nine and three months ended September 30, 2001 relating to these vesting of options previously granted to employees.

     The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company did not grant any options to non-employees during the quarter ended September 30, 2001.


NOTE 3. SUBSEQUENT EVENT - BUSINESS COMBINATION

     On October 29, 2001, the Company announced that ID Four Ltd. would be acquiring a controlling interest in Cyberfast Systems, Inc. The Company has entered into a Letter of Intent for ID Four Ltd. to acquire 80% of the Company. The new focus of Cyberfast will be on the development and distribution of IDC Technology. Effective November 9, 2001, Edward and Itir Stackpole resigned from the Board of Directors of Cyberfast. In addition, also effective November 9, 2001, Roger Pawson, CEO of ID Four, was appointed to the Board of Directors of Cyberfast and also assumed the position of CEO. Additional board members will be appointed from the current ID Four management team. Effective on the closing of the transaction, Edward and Itir Stackpole will take over responsibility for the assets and liabilities of the Company.

Item 2. Management's Discussion and Analysis and Plan of Operation

Nine Months Ended September 30, 2001 And 2000

     Revenues decreased 42% from $192,815 for the nine months ended September 30, 2000 to $111,651 for the nine months ended September 30, 2001. This decrease was the result of continued regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations. The resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until 2002.

     Cost of goods sold decreased 76% from $674,305 for the nine months ended September, 2000 to $163,879 for the nine months ended September 30, 2001. This decrease was the result of the Company reducing costs that are associated with the start up of POPs, including leased line costs and other pre-operation costs. Accordingly, the gross margin deficit decreased from a deficit of $481,490 for the nine months ended September 30, 2000 to a deficit of $52,228 for the nine months ended September 30, 2001. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs in connection with the start-up of POPs.

     General and administrative expenses decreased 46% from $ 1,293,317 for the nine months ended September 30, 2000 to $702,686 for the nine months ended September 30, 2001. These general and administrative expenses primarily represent the Company's minimum levels of staffing and operating expenses needed for the anticipated start-up of revenue generating POPs.

     The Company incurred expense of $412,500 for the nine months ended September 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the nine months ended September 30, 2000, the Company incurred $1,387,158 of such expenses.

     Total operating expenses decreased 58% from $2,680,475 for the nine months ended September 30, 2000 to $1,115,186 for the nine months ended September 30, 2001. The loss from operations decreased 63 % from $3,161,965 for the nine months ended September 30, 2000 to $1,167,414 for the nine months ended September 30, 2001. The decrease in the loss from operations was the result of the lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start up of revenue generating POPs.

     Interest expense, stockholder increased from $103,800 for the nine months ended September 30, 2000 to $161,960 for the nine months ended September 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 59% from $3,265,765 for the nine months ended September 30, 2000 to $1,329,374 for the nine months ended September 30, 2001.


     Accordingly, net loss per share of the Company's common stock decreased from $0.50 for the nine months ended September 30, 2000 to $0.17 for the nine months ended September 30, 2001.

     Three Months Ended September 30, 2001 and 2000

     Revenues decreased 14% from $49,566 for the three months ended September 30, 2000 to $42,396 for the three months ended September 30, 2001. The Company continued to experience regulatory issues and internal financial constraints that have delayed the start up of POP operations in several locations. The resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until 2002.

     Costs of goods sold decreased 98% from $244,079 for the three months ended September 30, 2000 to $4,430 for the three months ended September 30, 2001. This decrease was the result of the Company reducing costs associated with the start up of POPs, including leased line costs and other pre-operation costs. Cost of sales include line costs, depreciation and installation and maintenance expenses that the Company normally incurs in connection with the start up of POPs.

     General and administrative expenses decreased 66% from $589,076 for the three months ended September 30, 2000 to $202,542 for the three months ended September 30, 2001. These expenses primarily represent the Company's minimum levels of staffing and operations needed for the anticipated start up of revenue generating POPs.

     The Company incurred expense of $137,500 for the three months ended September 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the three months ended September 30, 2000, the Company incurred $572,393 of such expenses.

     Total operating expenses decreased 71% from $1,161,469 for the three months ended September 30, 2000 to $340,042 for the three months ended September 30, 2001. The loss from operations decreased 78% from $1,355,982 for the three months ended September 30, 2000 to $302,076 for the three months ended September 30, 2001. The decrease in the loss from operations was the result of lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start of revenue generating POPs.

     Interest expense, stockholder increased from $32,800 for the three months ended September 30, 2000 to $54,360 for the three months ended September 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 74% from $1,388,782 for the three months ended September 30, 2000 to $ 356,436 for the three months ended September 30, 2001.

     Accordingly, net loss per common share decreased from $0.19 per share for the three months ended September 30, 2000 to $0.04 for the three months ended September 30, 2001.

     Plan of Operations
     ------------------

     Company management does not expect to continue relying on shareholder loans to finance the working capital deficit. Potential new equity subscriptions and the start-up of new POPs currently under contract should provide sources of working capital sufficient to restore working capital surpluses. Amounts due majority shareholder/officer/director loans increased to $3,417,066 on September 30, 2001 from $2,931,396 at December 31, 2000. The bridge loan of $300,000 provided to the Company in September 2000 by FATA Group Sp.A. ("FATA") was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. The $1.5 million received in August 2000 was part of this total investment and was subject to a put option exercisable by FATA until November 30, 2000. The company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

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

Dated:  November 20, 2001

                                  CYBERFAST SYSTEMS, INC.



                                  By: /s/ Roger Pawson
                                      ------------------------------------------
                                      Roger Pawson, Chief Executive
                                      Officer, Chairman of the Board and
                                      Principal Financial and Accounting Officer