Form 10QSB/A
period 2001-06-30
CYBERFAST SYSTEMS INC
filed 2002-03-18
CIK 1093838

QuickLinks -- Click here to rapidly navigate through this document

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB A-1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                              to

Commission file number 0-27263

Cyberfast Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	13-5398600 (I.R.S. Employer Identification No.)
777 Yamato Road, Suite 105, Boca Raton FL 33431 (Address of principal executive offices)

(561) 995-6255
(Issuer's telephone number)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, there were 3,239,176 shares of Class A common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐    No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

INDEX TO FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets June 30, 2001 (Unaudited) and December 31, 2000
Condensed Consolidated Statements of Operations three and six months ended June 30, 2001 and 2000 (Unaudited)
Condensed Consolidated Statements of Cash Flows six months ended June 30, 2001 and 2000 (Unaudited)
Notes to Condensed Consolidated Financial Statements

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2001	December 31, 2000
	(Unaudited) Restated
Current Assets:
Cash	$—	$3,522
Advances to officers/directors and others	10,000	10,000

Total current assets	10,000	13,522
Property and Equipment, net of accumulated depreciation of $185,989 and $154,690	345,281	341,581
Deposits	8,521	8,521

	$363,802	$363,624

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses:
Stockholder compensation	$1,215,612	$1,030,766
Other	849,795	665,076
Majority stockholder/officer/director/loan, including interest	3,374,206	2,931,396
Income taxes payable, including penalties and interest	166,000	151,000
Deposits	35,983	—
Bank overdraft	39,893	—

Total current liabilities	5,681,489	4,778,238

Commitments, Contingencies, Other Matters and Subsequent Event	—	—
Stockholders' Deficiency:
Preferred stock, $100 par value; 5,000,000 shares authorized; 0 shares issued
Common stock
Class A, $.01 par value; 40,250,000 shares authorized; 3,239,176 shares issued and outstanding	32,392	32,392
Class B, $.01 par value; 4,750,000 shares authorized; 4,477,600 shares issued and outstanding	44,776	44,776
Additional paid-in capital	3,184,944	2,909,944
Deficit	(8,580,299)	(7,401,726)

	(5,318,187)	(4,414,614)

	$363,802	$363,624

See Notes to Consolidated Financial Statements.

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30,
	2001	2000	2001	2000
	(Unaudited) Restated	(Unaudited)	(Unaudited) Restated	(Unaudited)
Revenues:
Data communications services	$—	$8,214	$33,272	$143,250
Cost of Sales	106,356	152,045	233,392	430,226

Gross Margin	(106,356)	(143,831)	(200,120)	(286,976)

Other Operating Expenses:
General and administrative	308,143	374,165	595,852	704,244
Common stock and options issued for services	137,500	407,500	275,000	814,760

Total expenses	445,643	781,665	870,852	1,519,004

Loss from Operations	(551,999)	(925,496)	(1,070,972)	(1,805,980)
Interest expense, stockholders	(54,100)	(35,000)	(107,600)	(71,000)

Loss before Income Taxes	(606,099)	(960,496)	(1,178,572)	(1,876,980)
Income Tax (Expense) Benefit	—	—	—	—

Net Loss	$(606,099)	$(960,496)	$(1,178,572)	$(1,876,980)

Net Loss Per Common Share —
Basic and Diluted	$(0.08)	$(0.15)	$(0.15)	$(0.30)

Weighted Average Number of Common Shares Outstanding	7,716,776	6,250,500	7,716,776	6,250,500

See Notes to Consolidated Financial Statements.

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2001	2000
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,178,572)	$(1,876,980)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation	31,299	65,562
Stock-based compensation	275,000	814,760
Interest on stockholder loans	107,600	71,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Other	—	(8,521)
Increase (decrease) in:
Accounts payable and accrued expenses	369,565	599,032
Deposits	35,983	—
Accrued penalties and interest	15,500	—

Net cash used in operating activities	(343,625)	(335,147)

Cash Flows from Investing Activities:
Purchase of property and equipment	(35,000)	(5,756)
(Advances to) repayments from officers/directors and others	—	5,000

Net cash used in investing activities	(35,000)	(756)

Cash Flows from Financing Activities:
Increase in bank overdraft	39,893	(22,566)
Proceeds from note payable	—	299,980
Loans from stockholders [CASH ??]	335,210	63,081

Net cash provided by financing activities	375,103	340,495

Net Increase (Decrease) in Cash and Cash Equivalents	(3,522)	4,592
Cash and Cash Equivalents, Beginning	3,522	—

Cash and Cash Equivalents, Ending	$—	$4,592

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

NOTE 1. SUMMARY OF BUSINESS OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The statements of operations for the six and three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's 2000 Annual Report on Form 10-KSB for the year ended December 31, 2000.

        The condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The independent auditors' report on the December 31, 2000 financial statements stated that... the Company is subject to certain significant risks and uncertainties, which conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

        The Company's certificate of incorporation authorized the issuance of 50,000,000 shares of capital stock consisting of 5,000,000 shares of preferred stock with a $100.00 par value per share, 40,250,000 shares of Class A common stock with a $.01 par value per share and one vote per share and 4,750,000 shares of Class B common stock with a $.01 par value per share and ten votes per share. In October 1999, the Company acquired 100% of the outstanding capital stock of Global Telcom and Internet Ventures, Inc. (Global), an unrelated entity, in exchange for 180,000 shares of Company Class A common stock. The acquisition was accounted for as a pooling of interest, and, as a result, the consolidated financial statements give retroactive effect to the transaction. Global had minimal assets, liabilities or operations as of the date of the acquisition and for the periods included in these consolidated financial statements. In December 2001, all the assets and liabilities of the Company were transferred to CYSI Newco, Inc., a wholly owned subsidiary corporation, leaving the Company as a shell corporation. An option to purchase CYSI Newco, Inc. was given to Edward and Itir Stackpole, former officers and directors of the Company.

        In December 2001, the Company issued 35,000,000 shares of 144 restricted common stock and 5,000,000 shares of 144 restricted preferred stock or approximately 83% controlling interest to ID Four Ltd., a Nevada corporation, in exchange for $250,000. On or about December 10, 2001, ID Four Ltd. then declared a dividend to its shareholders of 10,000,000 shares of 144 restricted common of the Company. The ID Four Ltd. shareholders received 1 share of common stock of the Company for every 50 shares of ID Four Ltd. that each shareholder owned.

Business

        Prior to the December 2001 sale of a controlling interest in Cyberfast Systems, Inc. (the Company), the Company was an international provider of data communications services. The Company operated long distance and voice communication services primarily between the United States and under-served, under-developed or developing countries. All transmissions originated in the United States.

        In December 2001, the Company changed the business to provide intelligent, web-based, data-driven internet solutions. The technology being developed will utilize proprietary wizards that can be used to replace large portions of the workloads of a client's Internet Technology department. A client using the technology to its fullest can expect significant savings over the expected costs of maintaining a full service Internet Technology department.

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

Net Loss Per Common Share

        The Company computes earnings (loss) per share in accordance with SFAS No. 128, Earnings Per Share. This standard requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted earnings per share computation.

        Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during the year.

        The Company's potentially issuable shares of common stock pursuant to outstanding stock options and warrants are excluded from the Company's diluted computation as their effect would be anti-dilutive.

NOTE 2. STOCK-BASED COMPENSATION

        In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As permitted by SFAS No. 123, the Company continues to apply the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

        Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. Compensation expense of $137,500 and $275,000 has been recognized in these consolidated financial statements for the three and six months ended June 30, 2001 relating to the vesting of options previously granted to employees.

        The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company did not grant any options to non-employees during the quarter ended June 30, 2001.

Item 2. Management's Discussion and Analysis and Plan of Operation

Six Months Ended June 30, 2001 and 2000

        Revenues decreased 77% from $143,250 for the six months ended June 30, 2000 to $33,272 for the six months ended June 30, 2001. This decrease was the result of continued regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations.

        Cost of goods sold decreased 46% from $430,226 for the six months ended June 30, 2000 to $233,392 for the six months ended June 30, 2001. This decrease was the result of the Company reducing costs that are associated with the start up of POPs, including leased line costs and other pre-operation costs. Accordingly, the gross margin deficit decreased 30% from a deficit of $286,976 for the six months ended June 30, 2000 to a deficit of $200,120 for the six months ended June 30, 2001. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs in connection with the start-up of POPs.

        General and administrative expenses decreased 18% from $704,244 for the six months ended June 30, 2000 to $595,852 for the six months ended June 30, 2001. These general and administrative expenses primarily represent the Company's minimum levels of staffing and operating expenses needed for the anticipated start-up of revenue generating POPs.

        The Company incurred expense of $275,000 for the six months ended June 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the six months ended June 30, 2000, the Company incurred $814,760 of such expenses.

        Total operating expenses decreased 44% from $1,519,004 for the six months ended June 30, 2000 to $870,852 for the six months ended June 30, 2001. The loss from operations decreased 42% from $1,805,980 for the six months ended June 30, 2000 to $1,070,972 for the six months ended June 30, 2001. The decrease in the loss from operations was the result of the lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start up of revenue generating POPs.

        Interest expense, stockholder increased from $71,000 for the six months ended June 30, 2000 to $107,600 for the six months ended June 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 38% from $1,876,980 for the six months ended June 30, 2000 to $1,178,572 for the six months ended June 30, 2001.

        Accordingly, net loss per share of the Company's common stock decreased from $0.30 for the six months ended June 30, 2000 to $0.15 for the six months ended June 30, 2001.

Three Months Ended June 30, 2001 and 2000

        Revenues decreased from $8,214 for the three months ended June 30, 2000 to $0 for the three months ended June 30, 2001. The Company continued to experience regulatory issues and internal financial constraints that have delayed the start up of POP operations in several locations.

        Costs of goods sold decreased 30% from $152,045 for the three months ended June 30, 2000 to $106,356 for the three months ended June 30, 2001. This decrease was the result of the Company reducing costs associated with the start up of POPs, including leased line costs and other pre-operation costs. The gross margin deficit decreased from a deficit of $143,831 for the three months ended June 30, 2000 to $106,356 for the three months ended June 30, 2001. Cost of sales include line costs, depreciation and installation and maintenance expenses that the Company normally incurs in connection with the start up of POPs.

        General and administrative expenses decreased 22% from $374,165 for the three months ended June 30, 2000 to $308,148 for the three months ended June 30, 2001. These expenses primarily represent the Company's minimum levels of staffing and operations needed for the anticipated start up of revenue generating POPs.

        The Company incurred expense of $137,500 for the three months ended June 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the three months ended June 30, 2000, the Company incurred $407,500 of such expenses.

        Total operating expenses decreased 45% from $781,665 for the three months ended June 30, 2000 to $445,648 for the three months ended June 30, 2001. The loss from operations decreased 46% from $925,496 for the three months ended June 30, 2000 to $552,004 for the three months ended June 30, 2001. The decrease in the loss from operations was the result of lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start of revenue generating POPs.

        Interest expense, stockholder increased from $35,000 for the three months ended June 30, 2000 to $54,100 for the three months ended June 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 42% from $960,496 for the three months ended June 30, 2000 to $590,604 for the three months ended June 30, 2001.

        Accordingly, net loss per common share decreased from $0.15 per share for the three months ended June 30, 2000 to $0.08 for the three months ended June 30, 2001.

Plan of Operations

        Since the sale of the controlling interest in the Company to ID Four Ltd., and the replacement of the Company's Board of Directors and top management, the Company will no longer continue to rely on shareholder loans to finance the working capital deficit. The Company is currently planning to acquire a new technology called Silverado which will allow business analysts, without the assistance of programmers, to rapidly create intelligent Web sites and browser-based business processes. The developer of Silverado, Dr. Jack Chang, is also the inventor and patent holder of the ATM machine. Dr. Chang became a member of the Board in January 2002 and is the Chief Technical Officer.

        The Company plans to raise development and marketing funds for Silverado through the sale of the Company's stock, possibly through a registration statement.[

        Prior to the sale of the controlling interest in the Company to IDFour Ltd. in December 2001, all the liabilities mentioned hereinbelow were transferred to CYSI Newco, Inc. Amounts due majority shareholder/officer/director loans increased to $3,374,206 on June 30, 2001 from $2,931,396 at December 31, 2000. The bridge loan of $300,000 provided to the Company in June 2000 by FATA Group Sp.A. (FATA) was repaid from the gross $1.5 million investment in August 2000, resulting in a net investment of approximately $1.2 million in August 2000. The $1.5 million received in August 2000 was part of this total investment and was subject to a put option exercisable by FATA until November 30, 2000. The company is currently disputing whether FATA properly exercised this option by the November 30, 2000 deadline.

        Since December 2001, the Company is no longer participating in the international telecommunications business and therefore, will no longer be addressing any concerns regarding foreign government actions.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The Company is in the process of authorizing a Stock Option Plan for the Company's Officers and Directors. The matter will be voted on by the Board of Directors and subsequently, if approved by the Board of Directors, the Stock Option Plan will be submitted to the Shareholders for their vote.

Item 5. Other Information.

        The Company issued press releases on November 13, 2001and December 17, 2001 stating that after the introduction of the newly acquired IDC technology, revenue growth for the First Quarter is expected to be in line with the Company's projections. Increased revenues were to have come from the existing Fortune 500 partners and the proposed acquisition of TLCO Software.

        The Company had negotiated and formalized contracts for the purchase of TLCO Software and the IDC technology. However, the Company has not yet completed the TLCO Software acquisition because TLCO Software must have authorization from third party software licensors to complete the transaction.

        In the case of IDC technology, during the Company's due diligence for the purchase of the IDC technology, the Company discovered some issues that would create substantial additional costs to the Company to modify the existing technology to the current operating system requirements of most modern computers. Therefore, the Company has not completed the contracted acquisition.

        The Company is now in negotiations to acquire Silverado, a newly developed software, which the Company believes will be more beneficial to the Company's clients, and therefore, more financially profitable for the Company. Therefore, the projected revenues accompanying the December 17, 2001 press release will be amended to more accurately reflect the financial projections of the Company. In part, the Company was not able to meet its financial projections or generate any revenues because there was a delay in returning to bulletin board status. In addition, the Company encountered some delays in raising sufficient funds for research and development as well as marketing the Company's technology. Therefore, the Company will not meet the financial projections for the first and second quarters 2002. However, the amended press release will provide information on when the Company will expect to achieve the projected revenue for third and fourth quarter.

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

Dated: March 18, 2002	CYBERFAST SYSTEMS, INC.
	By:	/s/ ROGER PAWSON Roger Pawson Chief Executive Officer And Chairman of the Board Principal Financial And Chief Accounting Officer

QuickLinks

APPLICABLE ONLY TO CORPORATE ISSUERS
PART I. FINANCIAL INFORMATION
CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Basis of Presentation
Organization and Capitalization
Business
Use of Estimates
Net Loss Per Common Share
Plan of Operations
PART II—OTHER INFORMATION
SIGNATURES