Form 10QSB/A
period 2001-09-30
CYBERFAST SYSTEMS INC
filed 2002-03-18
CIK 1093838

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
7825 Fay Avenue, Suite 200, LaJolla, California 92037 (Address of principal executive offices)

(858) 456-5520
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

INDEX TO FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets September 30, 2001 (Unaudited) and December 31, 2000
Condensed Consolidated Statements of Operations three and nine months ended September 30, 2001 and 2000 (Unaudited)
Condensed Consolidated Statements of Cash Flows nine months ended September 30, 2001 and 2000 (Unaudited)
Notes to Condensed Consolidated Financial Statements

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	Sept. 30, 2001	December 31, 2000
	(Unaudited) (Restated)
Current Assets:
Cash	$—	$3,522
Advances to officers/directors and others	10,000	10,000
Total current assets	10,000	13,522

Property and Equipment, net of accumulated depreciation of $201,638 and $154,690	329,633	341,581
Deposits	8,521	8,521

	$348,154	$363,624

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses:
Stockholder compensation	$1,353,112	$1,030,766
Other	954,142	665,076
Majority stockholder/officer/director/loan, including interest	3,417,066	2,931,396
Income taxes payable,including penalties and interest	182,000	151,000
Deposits	11,229	—
Bank overdraft	42,170	—

Total current liabilities	5,959,719	4,778,238

Commitments, Contingencies, Other Matters and Subsequent Event	—	—
Stockholders' Deficiency:
Preferred stock, $100 par value; 5,000,000 shares authorized; 0 shares issued
Common stock
Class A, $.01 par value; 40,250,000 shares authorized; 3,592,117 issued and outstanding	35,922	32,392
Class B, $.01 par value; 4,750,000 shares authorized; 4,477,600 shares issued and outstanding	44,776	44,776
Additional paid-in capital	3,348,914	2,909,944
Deficit	(9,041,177)	(7,401,726)

	(5,611,565)	(4,414,614)

	$348,154	$363,624

See Notes to Consolidated Financial Statements.

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	2001	2000	2001	2000
	(Unaudited) (Restated)	(Unaudited)	(Unaudited) (Restated)	(Unaudited)
Revenues:
Data communications services	$67,150	$49,566	$100,422	$192,815
Cost of Sales	78,372	244,079	311,765	674,305

Gross Margin	(11,222)	(194,513)	(211,343)	(481,490)

Other Operating Expenses:
General and administrative	257,795	589,076	853,646	1,293,317
Common stock and options issued for services	137,500	572,393	412,500	1,387,158

Total expenses	395,295	1,161,469	1,266,146	2,680,475

Loss from Operations	(406,517)	(1,355,982)	(1,477,489)	(3,161,965)
Interest expense, stockholder	(54,360)	(32,800)	(161,960)	(103,800)

Loss before Income Taxes	(460,877)	(1,388,782)	(1,639,449)	(3,265,765)
Income Tax (Expense) Benefit	—	—	—	—

Net Loss	$(460,877)	$(1,388,782)	$(1,639,449)	$(3,265,765)

Net (Loss) Per Common Share — Basic and Diluted	$(0.06)	$(0.19)	$(0.21)	$(0.50)

Weighted Average Number of Common Shares Outstanding	7,992,987	7,244,309	7,809,881	6,581,770

See Notes to Consolidated Financial Statements.

CYBERFAST SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2001	2000
	(Unaudited) (Restated)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,639,449)	$(3,265,765)
Adjustments to reconcile net loss to net cash and
Cash equivalents used in operating activities:
Depreciation	46,950	99,574
Stock-based compensation	412,500	1,387,158
Interest on stockholder loans	139,460	103,800
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other	—	(23,521)
Increase (decrease) in:
Accounts payable and accrued expenses	611,412	526,284
Deposits	11,229	—
Accrued penalties and interest	31,000	—

Net cash used in operating activities	(386,902)	(1,172,470)

Cash Flows from Investing Activities:
Purchase of property and equipment	(35,000)	(5,756)
(Advances to) repayments from officers/directors and others	—	5,000

Net cash provided by (used in) investing activities	(35,000)	(756)

Cash Flows from Financing Activities:
Bank overdraft	42,170	(22,566)
Proceeds from issuance of common stock	30,000	—
Proceeds from note payable	—	1,499,980
Repayments on loans from stockholders	(11,500)	(230,920)
Loans from stockholders	357,710	—

Net cash provided by (used in) financing activities	418,380	1,246,494

Net Increase in Cash and Cash Equivalents	(3,522)	73,268
Cash and Cash Equivalents, Beginning	3,522	—

Cash and Cash Equivalents, Ending	$—	$73,268

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$—	$—

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

        Pursuant to SFAS No. 123, the Company has elected to account for its employee stock options under APB Opinion No. 25. Compensation cost has been recognized for any options for which the market value exceeded the exercise price on the date of the grant or agreement in principle to grant the option, if earlier. Compensation expense of $412,500 and $137,500 has been recognized in these consolidated financial statements for the three and nine months ended September 30, 2001 relating to these vesting of options previously granted to employees.

        The Company accounts for stock-based compensation grants to non-employees pursuant to the guidance of SFAS No. 123 using the fair-value-based method. The Company did not grant any options to non-employees during the quarter ended September 30, 2001.

NOTE 3. SUBSEQUENT EVENT—BUSINESS COMBINATION

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

Item 2. Management's Discussion and Analysis and Plan of Operation

Nine Months Ended September 30, 2001 and 2000

        Revenues decreased 48% from $192,815 for the nine months ended September 30, 2000 to $100,422 for the nine months ended September 30, 2001. This decrease was the result of continued regulatory issues and internal financial constraints that have delayed the start-up of POP operations in several locations.

        Cost of goods sold decreased 54% from $674,305 for the nine months ended September, 2000 to $311,765 for the nine months ended September 30, 2001. This decrease was the result of the Company reducing costs that are associated with the start up of POPs, including leased line costs and other pre-operation costs. Accordingly, the gross margin deficit decreased from a deficit of $481,490 for the nine months ended September 30, 2000 to a deficit of $211,343 for the nine months ended September 30, 2001. These negative margins are the result of line costs, depreciation on equipment purchases and installation and maintenance expenses that the Company normally incurs in connection with the start-up of POPs.

        General and administrative expenses decreased 36% from $1,293,317 for the nine months ended September 30, 2000 to $822,646 for the nine months ended September 30, 2001. These general and administrative expenses primarily represent the Company's minimum levels of staffing and operating expenses needed for the anticipated start-up of revenue generating POPs.

        The Company incurred expense of $412,500 for the nine months ended September 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the nine months ended September 30, 2000, the Company incurred $1,387,158 of such expenses.

        Total operating expenses decreased 54% from $2,680,475 for the nine months ended September 30, 2000 to $1,235,146 for the nine months ended September 30, 2001. The loss from operations decreased 54% from $3,161,965 for the nine months ended September 30, 2000 to $1,446,489 for the nine months ended September 30, 2001. The decrease in the loss from operations was the result of the lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start up of revenue generating POPs.

        Interest expense, stockholder increased from $103,800 for the nine months ended September 30, 2000 to $161,960 for the nine months ended September 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 51% from $3,265,765 for the nine months ended September 30, 2000 to $1,608,449 for the nine months ended September 30, 2001.

        Accordingly, net loss per share of the Company's common stock decreased from $0.50 for the nine months ended September 30, 2000 to $0.21 for the nine months ended September 30, 2001.

Three Months Ended September 30, 2001 and 2000

        Revenues increased 35% from $49,566 for the three months ended September 30, 2000 to $67,150 for the three months ended September 30, 2001. The Company continued to experience regulatory issues and internal financial constraints that have delayed the start up of POP operations in several locations. The resolution of certain regulatory issues related to foreign telecommunications licensing should have a positive impact in succeeding quarters; however, Company management does not expect the benefit of events until 2002.

        Costs of goods sold decreased 68% from $244,079 for the three months ended September 30, 2000 to $78,372 for the three months ended September 30, 2001. This decrease was the result of the Company reducing costs associated with the start up of POPs, including leased line costs and other pre-operation costs. Cost of sales include line costs, depreciation and installation and maintenance expenses that the Company normally incurs in connection with the start up of POPs.

        General and administrative expenses decreased 59% from $589,076 for the three months ended September 30, 2000 to $242,295 for the three months ended September 30, 2001. These expenses primarily represent the Company's minimum levels of staffing and operations needed for the anticipated start up of revenue generating POPs.

        The Company incurred expense of $137,500 for the three months ended September 30, 2001 related to the issuance of common stock to employees as a result of obligations of the Company under employment agreements. During the three months ended September 30, 2000, the Company incurred $572,393 of such expenses.

        Total operating expenses decreased 67% from $1,161,469 for the three months ended September 30, 2000 to $379,795 for the three months ended September 30, 2001. The loss from operations decreased 71% from $1,355,982 for the three months ended September 30, 2000 to $391,017 for the three months ended September 30, 2001. The decrease in the loss from operations was the result of lower revenues offset by reducing expenses to minimum levels needed to maintain operations in anticipation of additional financing and the start of revenue generating POPs.

        Interest expense, stockholder increased from $32,800 for the three months ended September 30, 2000 to $54,360 for the three months ended September 30, 2001 due to the Company borrowing additional funds to finance operating losses. Net losses decreased 68% from $1,388,782 for the three months ended September 30, 2000 to $                  445,377 for the three months ended September 30, 2001.

        Accordingly, net loss per common share decreased from $0.19 per share for the three months ended September 30, 2000 to $0.04 for the three months ended September 30, 2001.

Plan of Operations

        Since the sale of the controlling interest in the Company to ID Four Ltd., and the replacement of the Company's Board of Directors and top management, the Company will no longer continue to rely on shareholder loans to finance the working capital deficit. The Company is currently planning to acquire a new technology called Silverado which will allow business analysts, without the assistance of programmers, to rapidly create intelligent Web sites and browser-based business processes. The developer of Silverado, Dr. Jack Chang, is also the inventor and patent holder of the ATM machine. Dr. Chang became a member of the Board of Directors of the Company in January 2002 and is the Chief Technical Officer.

        The Company plans to raise development and marketing funds for Silverado through the sale of the Company's stock, possibly through a registration statement.

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

Dated: March 18, 2002	CYBERFAST SYSTEMS, INC.
	By:	/s/ ROGER PAWSON Roger Pawson Chief Executive Officer, Chairman of the Board and Principal Financial and Accounting Officer

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